Form 10-Q
period 1999-03-31
VOICESTREAM WIRELESS CORP
filed 1999-05-14
CIK 1080357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


                              COMMISSION FILE NUMBER 000-25441


                        VOICESTREAM WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                    91-1956183
---------------------------------------       ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       3650 131ST AVENUE S.E.,
         BELLEVUE, WASHINGTON                                 98006
---------------------------------------       ----------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (425) 653-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title                     Shares Outstanding as of May 3, 1999
--------------------------------------------------------------------------------
       Common Stock, no par value                          95,541,623

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets
        as of March 31, 1999, and December 31, 1998.................................................3

        Consolidated Statements of Operations
        for the Three Months Ended March 31, 1999, and March 31, 1998...............................4

        Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1999, and March 31, 1998...............................5

        Notes to Consolidated Financial Statements..................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................................12


PART II - OTHER INFORMATION........................................................................16

ITEM 1.  LEGAL PROCEEDINGS.........................................................................16

ITEM 2.  CHANGES IN SECURITIES.....................................................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................16

ITEM 5.  OTHER INFORMATION.........................................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................16

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              March 31,          December 31,
                                                                                 1999                 1998
                                                                              -----------          -----------

                                                ASSETS

Current assets:
  Cash and cash equivalents                                                   $    10,925          $     8,057
  Accounts receivable, net of allowance for doubtful accounts of
          $5,928 and $5,715, respectively                                          29,624               24,766
  Inventory                                                                        14,407               20,182
  Prepaid expenses and other current assets                                        10,642                6,393
                                                                              -----------          -----------
     Total current assets                                                          65,598               59,398

Property and equipment, net of accumulated depreciation
  of $175,505 and $151,408, respectively                                          638,925              619,280
Licensing costs and other intangible assets, net of accumulated
  amortization of $15,662 and $13,799, respectively                               311,551              312,040
Investments in and advances to unconsolidated affiliates                           90,958               60,938
Other assets                                                                       13,019
                                                                              -----------          -----------
                                                                              $ 1,120,051          $ 1,051,656
                                                                              ===========          ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $     4,319          $    16,172
  Accrued liabilities                                                              57,975               45,566
  Construction accounts payable                                                    35,809               58,217
  Payable to Western Wireless                                                      22,504                5,071
                                                                              -----------          -----------
     Total current liabilities                                                    120,607              125,026

Long-term debt                                                                    690,000              540,000

Commitments (Note 6)

Shareholders' equity:
  Preferred stock, no par value; 50,000,000 shares authorized;
        no shares issued and outstanding
  Common stock, no par value, and paid in capital; 300,000,000
    shares authorized, 95,541,623 shares issued and outstanding                   994,789              994,789
  Deficit                                                                        (685,345)            (608,159)
                                                                              -----------          -----------
     Total shareholders' equity                                                   309,444              386,630
                                                                              -----------          -----------
                                                                              $ 1,120,051          $ 1,051,656
                                                                              ===========          ===========




           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                             Three months ended March 31,
                                                            ----------------------------------
                                                                1999                  1998
                                                            ------------          ------------
Revenues:
    Subscriber revenues                                     $     54,150          $     22,143
    Roamer revenues                                                1,742                   644
    Equipment sales                                               10,919                 7,096
                                                            ------------          ------------
         Total revenues                                           66,811                29,883
                                                            ------------          ------------

Operating expenses:
    Cost of service                                               16,868                11,122
    Cost of equipment sales                                       25,246                14,477
    General and administrative                                    21,392                18,177
    Sales and marketing                                           35,022                14,341
    Depreciation and amortization                                 25,764                19,999
                                                            ------------          ------------
         Total operating expenses                                124,292                78,116
                                                            ------------          ------------

Operating loss                                                   (57,481)              (48,233)
                                                            ------------          ------------

Other income (expense):
    Interest and financing expense, net                          (11,605)              (11,167)
    Equity in net loss of unconsolidated affiliates              (10,710)               (7,078)
    Interest income and other                                      2,610                 2,177
                                                            ------------          ------------
         Total other income (expense)                            (19,705)              (16,068)
                                                            ------------          ------------

         Net loss                                           $    (77,186)         $    (64,301)
                                                            ============          ============

Basic and diluted loss per common share                     $      (0.81)         $      (0.75)
                                                            ============          ============

Weighted average common shares used in computing
    basic and diluted loss per common share                   95,541,600            85,614,000
                                                            ============          ============

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                1999               1998
                                                                              ---------          ---------
Operating activities:
  Net loss                                                                    $ (77,186)         $ (64,301)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                               25,764             19,999
     Equity in net loss of unconsolidated affiliates                             10,710              7,078
     Other, net                                                                     204                 13
     Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
         Accounts receivable, net                                                (4,858)             1,815
         Inventory                                                                5,775             10,526
         Prepaid expenses and other current assets                               (4,249)            (1,411)
         Accounts payable                                                       (11,853)               534
         Accrued liabilities                                                      3,419              1,986
                                                                              ---------          ---------
     Net cash used in operating activities                                      (52,274)           (23,761)
                                                                              ---------          ---------

Investing activities:
  Purchase of property and equipment                                            (62,198)           (15,238)
  Additions to licensing costs and other intangible assets                       (1,374)            (7,196)
  Investments in and advances to unconsolidated affiliates                      (40,730)            (1,747)
                                                                              ---------          ---------
     Net cash used in investing activities                                     (104,302)           (24,181)
                                                                              ---------          ---------

Financing activities:
  Proceeds from issuance of common stock, net                                                      244,789
  Additions to long-term debt                                                   150,000
   Advances from (repayment to) Western Wireless, net                             9,444            (77,120)
                                                                              ---------          ---------
     Net cash provided by financing activities                                  159,444            167,669
                                                                              ---------          ---------

Change in cash and cash equivalents                                               2,868            119,727

Cash and cash equivalents, beginning of period                                    8,057                337
                                                                              ---------          ---------

Cash and cash equivalents, end of period                                      $  10,925          $ 120,064
                                                                              =========          =========


           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  ORGANIZATION:

    VoiceStream Wireless Corporation ("VoiceStream") provides wireless communications services in urban markets in the United States through the ownership and operation of personal communications services ("PCS") licenses. VoiceStream has commenced commercial operations in eleven markets under the VoiceStream(R) brand name using the GSM technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

    VoiceStream was formed in 1994 as "Western PCS Corporation". As of March 31, 1999, VoiceStream was an 80.1% owned subsidiary of Western Wireless Corporation ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunica-tions PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VoiceStream legally separated from Western Wireless' other operations (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off establishes VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless.

    VoiceStream expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it expands its PCS systems and customer base. These losses are expected to be financed through borrowings or the issuance of new debt or additional equity. There can be no assurance that such funds will be available to VoiceStream on acceptable or favorable terms.

    The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


    Loss per common share

    Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, "Earnings Per Share." Due to the net loss incurred during the periods presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

    Supplemental cash flow disclosure

    Cash paid for interest (net of amounts capitalized) was $12.7 million for the three months ended March 31, 1999 and $6.1 million for the same period in 1998.

    There were no non-cash investing and financing activities for the three months ended March 31, 1999. Non-cash investing and financing activities included $12.2 million for the contribution of wireless licenses to a joint venture for the three months ended March 31, 1998.

    Capitalized interest

    VoiceStream's PCS licenses and wireless communications systems represent qualified assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." VoiceStream capitalized interest of $1.6 million during the three months ended March 31, 1999. There was no capitalized interest for the same period in 1998.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

    Recently issued accounting standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of VoiceStream's March 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on VoiceStream's financial position or results of operations.



3.  PROPERTY AND EQUIPMENT:


      (Dollars in thousands)              MARCH 31,        DECEMBER 31,
                                             1999              1998
                                          ---------          ---------
Land, buildings, and improvements         $  21,080          $  15,549
Wireless communications systems             538,589            459,710
Furniture and equipment                      57,815             57,840
                                          ---------          ---------
                                            617,484            533,099
Less accumulated depreciation              (175,505)          (151,408)
                                          ---------          ---------
                                            441,979            381,691
Construction in progress                    196,946            237,589
                                          ---------          ---------
                                          $ 638,925          $ 619,280
                                          =========          =========

    Depreciation expense was $22.9 million during the three months ended March 31, 1999 and $18.5 million for the same period in 1998.


4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

    A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the three months ended March 31, 1999, and 1998 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the first quarter 1999. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $55.1 million at March 31, 1999.

    In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS"), (of which 49.9% is owned by VoiceStream) to participate in the FCC's reauction of C and F Block licenses in 1999. VoiceStream contributed $25 million in March 1999 to the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses, for an aggregate amount of $192 million.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - (CONTINUED):

   CIVS has reached an agreement in principle with an infrastructure equipment vendor whereby such vendor would provide to CIVS a $725 million senior credit facility and a $100 million subordinated facility, and would agree to acquire certain equipment, software and services from such vendor. The agreement in principle contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures and for working capital. The effectiveness of the senior secured facility and the subordinated facility will be conditioned upon CIVS acquiring licenses for BTA's covering at least 2 million persons. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for BTA's acquired by CIVS, with $825 million in the aggregate being available if CIVS acquires licenses for BTA's covering at least 15 million persons and such availability being ratably reduced if CIVS acquired licenses for BTA's covering fewer than 15 million persons. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.

5.  LONG-TERM DEBT:

(Dollars in thousands)        MARCH 31,      DECEMBER 31,
                                1999             1998
                              --------         --------
 Credit Facility:
 Revolver .................   $440,000         $290,000
 Term loan ................    250,000          250,000
                              --------         --------
                              $690,000         $540,000
                              ========         ========

    In June 1998, a wholly owned subsidiary of VoiceStream entered into a $1 billion credit facility with a consortium of lenders (the "Credit Facility"). The Credit Facility consists of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "Revolver"), and a term loan (the "Term Loan") for $250 million.

    The Credit Facility requires VoiceStream to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. VoiceStream had entered into interest rate caps and swaps with a total notional amount of $325 million at March 31, 1999. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.06% during the three months ended March 31, 1999. The amount of unrealized gain or loss attributable to changing interest rates at March 31, 1999, was not material.

    The aggregate amounts of principal maturities of VoiceStream's long-term debt at March 31, 1999, are as follows:


Nine months ending December 31, 1999.......................................... $       0
Year ending December 31,
2000..........................................................................         0
2001..........................................................................    24,500
2002..........................................................................    46,500
2003..........................................................................    68,500
Thereafter....................................................................   550,500
                                                                                --------
                                                                                $690,000
                                                                                ========

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.  LONG-TERM DEBT - (CONTINUED):

    In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% senior notes (the "Senior Notes"). The Senior Notes will mature on May 15, 2011, and are redeemable after five years at VoiceStream's option in whole, or from time to time in part, at varying redemption prices. Interest is payable semi-annually beginning November 15, 1999. Through the fifth anniversary of the issuance date, VoiceStream has the option to pay interest in cash or by issuance of additional senior notes in the aggregate principal amount equal to the amount of such interest. The Senior Notes contain certain restrictive covenants which impose limitations on the operations and activities of VoiceStream and its subsidiaries, including, but not limited to, limitations on incurrence of other indebtedness, the creation of liens, the sale of assets, and certain investments and acquisitions.


6.  COMMITMENTS:

    Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of March 31, 1999, are summarized below (dollars in thousands):

Nine months ending December 31, 1999 ....... $ 19,669
Year ending December 31,
2000 .......................................   25,119
2001 .......................................   20,807
2002 .......................................   13,328
2003 .......................................    9,299
Thereafter .................................   18,511
                                             --------
                                             $106,733
                                             ========

    Aggregate rental expense for all operating leases was approximately $6.8 million during the three months ended March 31, 1999, and $4.3 million for the same period in 1998.

    In order to ensure adequate supply and availability of certain inventory requirements and service needs, VoiceStream has committed to purchase PCS equipment from various suppliers. The aggregate amount of these commitments total approximately $450 million. At March 31, 1999, VoiceStream has ordered approximately $371 million under all of these agreements, of which approximately $29.4 million is outstanding.

    VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


7.  RELATED PARTY TRANSACTIONS:

    VoiceStream's financial statements include an allocation of certain centralized costs that were incurred by Western Wireless and benefit all of its operations, including those of VoiceStream. Such centralized items include the costs of customer service and accounting to support these functions. These items are allocated to the respective operational units in a manner that reflects the relative time devoted to each of the operational units. VoiceStream was allocated costs of $3.3 million for the three months ended March 31, 1999, and $8.4 million for the three months ended March 31, 1998. Management believes that the financial information presented fairly reflects the results of operations had VoiceStream been a stand alone entity. Therefore, no proforma presentation is provided. Management believes that allocations reflected in the financial statements are reasonable; however, the financial information included herein is not necessarily indicative of the financial position, results of operations or cash flows of VoiceStream in the future.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



7. RELATED PARTY TRANSACTIONS - (CONTINUED):

    After the Spin-off, the net operating loss ("NOL") carryforwards resulting from VoiceStream's cumulative tax losses will remain with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream will pay Western Wireless an amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of Western Wireless. On April 30, 1999, VoiceStream signed a promissory note in the amount of $20 million to be paid to Western Wireless for these NOLs.


8.  OTHER TRANSACTIONS:

    In connection with the Spin-off, VoiceStream will issue a substantial number of stock options. Issuance of such options may result in a non-cash charge to earnings during the second quarter of 1999, depending on the public trading price of the shares of VoiceStream and Western Wireless following the Spin-off.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Statements contained or incorporated by reference herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which VoiceStream Wireless Corporation ("VoiceStream") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; VoiceStream's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in VoiceStream's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments,

        The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with VoiceStream's consolidated financial statements and notes thereto and other financial information included herein and in VoiceStream's Form 10 for the year ended December 31, 1998. Due to the phase of the business cycle of VoiceStream's personal communications services ("PCS") operations, VoiceStream's operating results for prior periods may not be indicative of future performance.

OVERVIEW

        VoiceStream Wireless Corporation ("VoiceStream") provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses. VoiceStream has commenced commercial operations in eleven markets under the VoiceStream(R) brand name using the GSM technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

        VoiceStream was formed in 1994 as "Western PCS Corporation". As of March 31, 1999, VoiceStream was an 80.1% owned subsidiary of Western Wireless Corporation, ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VoiceStream legally separated from Western Wireless' other operations (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off establishes VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless.

        VoiceStream did not commence operations in any of its markets until February 1996. From that date through the end of 1996 VoiceStream launched service in six markets: Honolulu, Portland, Salt Lake City, Albuquerque, Oklahoma City and Des Moines. In 1997, VoiceStream launched service in El Paso, Boise and Denver. In 1998, VoiceStream launched service in Phoenix/Tucson and in February of 1999, launched service in Seattle. Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed a portion of the operating expenses was related to start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $0.8 million of start-up costs were incurred during the three months ended March 31, 1999, and $0.6 million for the same period in 1998.

        In connection with the Spin-off, VoiceStream will issue a substantial number of stock options. Issuance of such options may result in a non-cash charge to earnings during the second quarter of 1999, depending on the public trading price of the shares of VoiceStream and Western Wireless following the Spin-off.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        VoiceStream had 417,300 subscribers at March 31, 1999, a 29.4% increase from December 31, 1998. VoiceStream had 164,600 subscribers at March 31, 1998, a 28.0% increase from December 31, 1997.

        The following table sets forth certain financial data as it relates to VoiceStream's operations:


         (Dollars in thousands)                        THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------
                                             1999                 % CHANGE           1998
                                          -----------             ----------       ---------
Revenues:
    Subscriber revenues                    $  54,150                144.5%         $  22,143
    Roamer revenues                            1,742                170.5%               644
    Equipment revenues                        10,919                 53.9%             7,096
                                           ---------                               ---------
        Total revenues                        66,811                                  29,883

Operating expenses:
    Cost of service                           16,868                 51.7%            11,122
    Cost of equipment sales                   25,246                 74.4%            14,477
    General and administrative                21,392                 17.7%            18,177
    Sales and marketing                       35,022                144.2%            14,341
    Depreciation and amortization             25,764                 28.8%            19,999
                                           ---------                               ---------
        Total operating expenses             124,292                                  78,116
                                           ---------                               ---------

Other income (expense)                       (19,705)                22.6%           (16,068)
                                           ---------                               ---------
Net Loss                                   $ (77,186)                20.0%         $ (64,301)
                                           =========                               =========
EBITDA                                     $ (31,717)                12.3%         $ (28,234)
                                           =========                               =========

Cash flows provided by (used in):
    Operating activities                   $ (52,274)               120.0%         $ (23,761)
                                           =========                               =========
    Investing activities                   $(104,302)               331.3%         $ (24,181)
                                           =========                               =========
    Financing activities                   $ 159,444                 (4.9)%        $ 167,669
                                           =========                               =========

        REVENUES

        The increase in subscriber revenues is primarily due to the increase in the number of subscribers. The increase in subscribers is due to the higher number of operational markets during each period and the relative maturity of VoiceStream's operations in these markets. Offsetting this increase is a decrease in the average monthly subscriber revenue per average subscriber ("ARPU"). ARPU was $48.80 for the first quarter 1999 compared to $50.35 for the first quarter 1998. The decrease in ARPU is primarily due to the change in strategy beginning in 1998, signified by the "Get More" advertising campaign. In this campaign, subscribers get more value from their wireless service through lower priced rate plans that include high minutes of use. Revenues from prepaid customers of $0.9 million are included in subscriber revenues for the first quarter 1999.

        Roamer revenues are a result of VoiceStream's continuing effort to procure domestic and international roaming agreements with other carriers. VoiceStream expects roamer revenues to increase in 1999 due to increased wireless subscribers and VoiceStream's expanded coverage.

        Equipment sales increased as a result of more handsets sold. The increase in handsets sold is due to the number of operational markets during each period and the relative maturity of VoiceStream's operations in these markets. Offsetting this increase is a decrease in the average handset selling price, which is the result of lower handset costs and the competitive environment. VoiceStream anticipates continued growth in equipment sales as a result of increases in subscriber additions and the commencement of commercial operations in other markets.

        OPERATING EXPENSES

         Cost of service expenses represent expenses incurred only by operational markets. The increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network as a result of new markets becoming operational. Cost of service as a percentage of service revenues declined to 30.2% in the first quarter 1999 from 48.8% in the first quarter 1998 due to efficiencies gained from the growing subscriber base. While cost of service expenses are expected to grow in 1999 due to the growth in subscribers and operating markets,

         VoiceStream expects the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

        Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets sold. VoiceStream expects this trend to continue in 1999. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. General and administrative costs per average subscriber were $19.28 for the first quarter 1999 compared to $41.33 for the first quarter 1998. This decrease is largely the result of efficiencies gained from a larger subscriber base. While general and administrative expenses are expected to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the costs per average subscriber to decline as greater economies of scale are realized.

        The increase in sales and marketing costs each year is primarily due to the increase in subscribers added. Sales and marketing costs per net subscriber added, including the loss on equipment sales, was $520 for the first quarter 1999 compared to $603 for the first quarter 1998. This decrease is largely the result of efficiencies gained from larger subscriber additions. Sales and marketing costs are expected to increase in 1999 due to the anticipated growth in subscriber additions.

        The increase in depreciation and amortization expenses is attributable to the continued expansion of the wireless systems. FCC licenses are not amortized until the related market is operational. These expenses will increase as new markets become operational.

        EBITDA

        EBITDA represents operating income (loss) before depreciation and amortization. Management believes EBITDA provides meaningful additional information on VoiceStream's operating results and on its ability to service its long-term debt and other fixed obligations and to fund VoiceStream's continuing growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, VoiceStream's presentation may not be comparable to other similarly titled measures of other companies.

        The increase in negative EBITDA for the first quarter 1999 compared to the first quarter 1998 is attributable to the increase in marketing costs associated with the launch of operations in the Seattle market in the first quarter of 1999, offset by increased revenues and operating efficiencies gained from the growing subscriber base. VoiceStream expects EBITDA to improve through 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this improvement.

        OTHER INCOME (EXPENSE)

        The increase in interest and financing expense in the first quarter of 1999 from the first quarter of 1998 is due to the increase in long-term debt. Long-term debt was incurred primarily to fund the capital expenditures associated with the build-out of the wireless systems. Interest expense will increase in 1999 as a result of increased borrowings to fund the expansion of the wireless network. The weighted average interest rate, before the effect of capitalized interest, was 8.8% in the first quarter 1999 and 9.1% in the first quarter 1998.

        NET LOSS

        The increase in net loss is attributable to the increase in marketing costs associated with the launch of operations in the Seattle market in the first quarter of 1999, offset by increased revenues and operating efficiencies gained from the growing subscriber base. Additionally, VoiceStream's portion of the loss in its unconsolidated affiliates is greater due to increase in costs associated with the launch of operations in the Spokane market for its Cook Inlet PCS investment in the first quarter of 1999. VoiceStream expects net loss to improve in 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this trend. Additionally, the non-cash charge related to stock options to be issued in connection with the Spin-off will increase the net loss in 1999.


        LIQUIDITY AND CAPITAL RESOURCES

        VoiceStream, through a wholly-owned subsidiary, has a credit facility with a consortium of lenders (the "Credit Facility") consisting of $500 million in revolving credit and $500 million in term loans. As of March 31, 1999, $690 million was outstanding under the Credit Facility. The amount which VoiceStream can borrow under the Credit Facility is reduced beginning in 2001, the same year in which repayment of the Credit Facility begins. Debt under the Credit Facility matures on December 31, 2006, for the revolver and the delayed draw term loan, and June 30, 2007, for the other $250 million term loan. The borrowings under the Credit Facility bear interest at variable rates. Substantially all the assets of VoiceStream, other than certain licenses acquired in the FCC's D and E Block auctions, the Cook Inlet PCS and CIVS investment interests and certain other assets and investments, are pledged as security for such debt. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. As of April 1, 1999, the amount available to borrow under the Credit Facility, which is restricted by certain financial covenants, was $127 million.

        For the remainder of 1999, VoiceStream anticipates spending approximately $140 million for the continued expansion of its operating markets and $100 million for the development and expansion of new markets (both amounts include VoiceStream's anticipated spending by Cook Inlet PCS). VoiceStream will use cash on hand and amounts available for borrowing under the Credit Facility for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of its operations, including the build-out of its markets, provide for working capital and service debt. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from its existing capital resources, VoiceStream may be required to curtail its service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures VoiceStream expects to make in 1999, VoiceStream has noncancellable lease agreements for various facilities, including cell-site locations, of approximately $25 million in 1999. The sources of funding for such expenditures will come from the same sources as discussed above.

        In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% senior notes (the "Senior Notes"). The Senior Notes will mature on May 15, 2011, and are redeemable at VoiceStream's option in whole, or from time to time in part, at varying redemption prices. Interest is payable semi-annually beginning November 15, 1999. Through the fifth anniversary of the issuance date, VoiceStream has the option to pay interest in cash or by issuance of additional senior notes in the aggregate principal amount equal to the amount of such interest. The Senior Notes contain certain restrictive covenants which impose limitations on the operations and activities of VoiceStream and its subsidiaries, including, but not limited to, limitations on incurrence of other indebtedness, the creation of liens, the sale of assets, and certain investments and acquisitions. The net proceeds of the sale of the Senior Notes will be used to finance capital expenditures, for working capital purposes, to finance permitted investments and acquisitions and other general corporate purposes. As a result of the issuance of the Senior Notes, the amount available to borrow under the Credit Facility as of April 1, 1999, would have been greater by $183 million, to a total of $310 million.

        A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on C and F Block licenses. No principal payments on these licenses are due in 1999. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, VoiceStream has funded the operations of Cook Inlet PCS through the issuance of promissory notes. VoiceStream does not have any further commitments to fund Cook Inlet PCS. At March 31, 1999, VoiceStream had advanced funds totaling $79.0 million to Cook Inlet PCS under such promissory notes.

        In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS"), (of which 49.9% is owned by VoiceStream) to participate in the FCC's reauction of C and F Block licenses in 1999. VoiceStream contributed $25 million in March 1999 to the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses, for an aggregate amount of $192 million. These licenses are anticipated to be granted during the second quarter of 1999. VoiceStream received a refund of $4 million of its initial $25 million deposit from the FCC in April 1999. VoiceStream has committed to fund an additional $102 million to the purchase price of the licenses, which is anticipated to be paid in the second quarter.

        CIVS has reached an agreement in principle with an infrastructure equipment vendor whereby such vendor would provide to CIVS a $725 million senior credit facility and a $100 million subordinated facility, and CIVS would agree to acquire certain equipment, software and services from such vendor. The agreement in principle contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures and for working capital. The effectiveness of the senior secured facility and the subordinated facility will be conditioned upon CIVS acquiring licenses for BTA's covering at least 2 million persons. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for BTA's acquired by CIVS, with $825 million in the aggregate being available if CIVS acquires licenses for BTA's covering at least 15 million persons and such availability being ratably reduced if CIVS acquired licenses for BTA's covering fewer than 15 million persons. The 28 licenses which CIVS was the high bidder on have a population in excess of 15 million. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.

        After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses will remain with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream will pay Western Wireless an amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of Western Wireless. On April 30, 1999, VoiceStream signed a promissory note in the amount of $20 million to be paid to Western Wireless for these NOLs. This amount will be paid in full during the second quarter of 1999.

        Net cash used in operating activities was $52.3 million in the first quarter 1999. Adjustments to the $77.2 million net loss to reconcile to net cash used in operating activities included $25.8 million of depreciation and amortization, and $10.7 million for equity in the net loss of unconsolidated subsidiaries. Other adjustments included changes in operating assets and liabilities, including: (i) a decrease of $11.9 million in accounts payable due to the timing of payments made; and (ii) a decrease of $5.8 million in inventory, due to the increase in handset sales in the first quarter 1999. Net cash used in operating activities was $23.8 million in the first quarter 1998.

        Net cash used in investing activities was $104.3 million in the first quarter 1999. Investing activities consisted primarily of: (i) purchases of property and equipment of $62.2 million, largely related to the build-out of the wireless network; and (ii) investments in and advances to unconsolidated affiliates of $40.7 million, primarily attributable to advances to Cook Inlet PCS for working capital and purchases of property and equipment. Net cash used in investing activities was $24.2 million in the first quarter 1998.

        Net cash provided by financing activities was $159.4 million in 1999. Financing activities consisted primarily of net borrowings on long-term debt of $150.0 million. Net cash provided by financing activities was $167.7 million in the first quarter 1998.

        In the ordinary course of business, VoiceStream continues to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with the borrowings under the Credit Facility, the Senior Notes or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to VoiceStream on acceptable or favorable terms.

        SEASONALITY

        VoiceStream, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter VoiceStream experiences greater losses on equipment sales and increases in sales and marketing expenses. VoiceStream expects this trend to continue.

        YEAR 2000 ISSUES

        Voicestream, like most businesses, will be required to modify significant portions of its information technology ("IT") and non-IT systems so that they will function properly in the year 2000. Any of VoiceStream's, or its vendor's IT and non-IT systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. VoiceStream's IT and non-IT systems that are being addressed include: its wireless networks; system which interconnect its wireless networks with landline systems; systems which allow verification and billing of roaming traffic; internal communication and data processing systems; billing software and related elements; and systems of third party suppliers, including those of financial institutions, payroll/benefits processors and credit bureaus.

        Much of VoiceStream's technology, including technology associated with its critical systems, is purchased from third parties. VoiceStream is dependent on those third parties to assess the impact of the year 2000 issue on the technology and services they supply and to take any necessary corrective action. VoiceStream cannot assure that these third parties will have taken the necessary corrective action prior to the year 2000.

        VoiceStream has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems,
(2) research, including obtaining information from third parties to determine whether they have accurately assessed the problem and taken corrective action,
(3) implementation of and testing remediation efforts, (4) development of contingency plans. VoiceStream has completed the first two phases of its plan and is currently testing and remediating its critical systems and developing contingency plans to address the year 2000 issue. VoiceStream expects to substantially complete the third and fourth phases by the end of the third quarter of 1999. Critical systems are those whose failure poses a risk of disruption to VoiceStream's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. VoiceStream expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of the systems for the year 2000. VoiceStream cannot assure that the remediation of its critical systems will be complete by the year 2000.

        While costs incurred to date to address the year 2000 issue have not been significant, VoiceStream expects to incur incremental consolidated expenses of not more than $5 million through the end of 1999 to implement its plan for its consolidated critical systems. In addition, VoiceStream has redeployed internal resources to address the problem. The majority of these expenses will be incurred in the first half of 1999. Additionally, VoiceStream will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated to facilitate year 2000 compliance and which is not expected to have a material impact on VoiceStream's financial position or results of operations. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.

        Based on its current assessments and its remediation plan, which are based in part upon certain representations of third parties, VoiceStream expects that it will not experience a disruption of its operations as a result of the change to the year 2000. However, there can be no assurance that either VoiceStream or the third parties who have supplied technology used in VoiceStream's critical systems will be successful in taking corrective action in a timely manner. As part of its plan, VoiceStream has developed, and is continuing to develop, contingency plans for its critical systems which include, among other things, identifying a core system of cell sites that are being designed to operate for extended periods for mobile to mobile service independent of external power supplies and landline telephone services. VoiceStream believes that these contingency plans will mitigate service disruption; however, VoiceStream cannot guarantee this. VoiceStream will continuously test and update these plans and systems as long as necessary.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

               There are no material, pending legal proceedings to which VoiceStream or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on VoiceStream.

ITEM 2. CHANGES IN SECURITIES

               Effective April 9, 1999, VoiceStream reincorporated under the laws of the State of Washington through a merger of VoiceStream Wireless Corporation, a Delaware corporation, with and into VoiceStream Wireless Corporation, a Washington Corporation ("VoiceStream"), (the "Reincorporation Merger"). VoiceStream, at the time of the Reincorporation Merger, was an 80.1% subsidiary of Western Wireless Corporation, a Washington corporation. Descriptions of VoiceStream's Common Stock and Preferred Stock are incorporated herein by reference to the "Description of Registrant's Securities to be Registered" section of VoiceStream's Registration Statement on Form 10/A (Commission File No. 000-25441).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) A special meeting of shareholders of VoiceStream Wireless Corporation was held on April 8, 1999, prior to the Spin-off.

        (b) The following directors were elected to serve a one year term: John
            W. Stanton, John L. Bunce, Mitchell L. Cohen, Daniel J. Evans, Canning Fok, Donald Guthrie, Jonathan M. Nelson, Terence M. O'Toole, Hans Snook and Robert R. Stapleton.

        (c) The following matters were voted at the meeting:


            1.  For the election of directors:

                                                       For            Withheld
                                                       ---            --------
                 John W. Stanton                    95,541,623           0
                 John L. Bunce                      95,541,623           0
                 Mitchell L. Cohen                  95,541,623           0
                 Daniel J. Evans                    95,541,623           0
                 Canning Fok                        95,541,623           0
                 Donald Guthrie                     95,541,623           0
                 Jonathan M. Nelson                 95,541,623           0
                 Terence M. O'Toole                 95,541,623           0
                 Hans  R. Snook                     95,541,623           0
                 Robert R. Stapleton                95,541,623           0

            2.  For the Reincorporation Merger:

                                                       For            Withheld
                                                       ---            --------
                                                    95,541,623           0

                See Item 2 herein for brief description of the Reincorporation Merger.

            3. For the Employee Stock Option Plan, the Executive Restricted Stock Plan, and the Employee Stock Purchase Plan:

                                                       For            Withheld
                                                       ---            --------
                                                    95,541,623           0

               4. For the distribution by Western Wireless Corporation of its 80.1% interest in VoiceStream:

                                                    For             Withheld
                                                    ---             --------
                                                 95,541,623            0

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    3.1*      Amended and Restated Articles of Incorporation of the
                         Registrant

               3.2*      Bylaws of the Registrant

              27.1       Financial Data Schedule

        * Incorporated herein by reference to the exhibit filed with the Registrant's Registration Statement on Form 10/A (Commission File No. 000-25441).

        (b)    Reports on Form 8-K

               A Form 8-K was filed on May 10, 1999, reporting VoiceStream Wireless Corporation's financial and operating results for the first quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VoiceStream Wireless Corporation

By s:\ Cregg Baumbaugh                   By s:\ Patricia L. Miller
   ------------------------------           -----------------------------------
Cregg Baumbaugh                          Patricia L. Miller
Executive V.P. - Finance/                Controller (Principal
Corporate Development                    Accounting Officer)
(Principal Financial Officer)

                               Dated: May 14, 1999