Form 10-Q
period 1999-06-30
VOICESTREAM WIRELESS CORP
filed 1999-08-09
CIK 1080357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                        COMMISSION FILE NUMBER 000-25441

                        VOICESTREAM WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                  91-1956183
--------------------------------------        ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

       3650 131ST AVENUE S.E.,
         BELLEVUE, WASHINGTON                               98006
-------------------------------------         ---------------------------------
  (Address of principal executive                         (Zip Code)
              offices)

                                 (425) 653-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Title                    Shares Outstanding as of July 31, 1999
--------------------------------------------------------------------------------
      Common Stock, no par value                  95,599,097

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets
        as of June 30, 1999, and December 31, 1998..................................................3

        Consolidated Statements of Operations
        for the Three and Six Months Ended June 30, 1999, and June 30, 1998.........................4

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1999, and June 30, 1998...................................5

        Notes to Consolidated Financial Statements..................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............................................11


PART II - OTHER INFORMATION........................................................................18

ITEM 1.  LEGAL PROCEEDINGS.........................................................................18

ITEM 2.  CHANGES IN SECURITIES.....................................................................18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................18

ITEM 5.  OTHER INFORMATION.........................................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................18

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                            June 30,         December 31,
                                                                              1999              1998
                                                                           -----------       -----------
                                                                           (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                $    79,856       $     8,057
  Accounts receivable, net of allowance for doubtful accounts of
     $9,029 and $5,715 respectively                                             51,632            24,766
   Inventory                                                                    18,068            20,182
  Prepaid expenses and other current assets                                      6,398             6,393
                                                                           -----------       -----------
     Total current assets                                                      155,954            59,398

Property and equipment, net of accumulated depreciation
  of $202,751 and $151,408 respectively                                        679,738           619,280
Licensing costs and other intangible assets, net of accumulated
  amortization of $17,647 and $13,799 respectively                             323,185           312,040
Investments in and advances to unconsolidated affiliates                       199,031            60,938
Other assets                                                                    13,473
                                                                           -----------       -----------
                                                                           $ 1,371,381       $ 1,051,656
                                                                           ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $    27,574       $    16,172
  Accrued liabilities                                                           78,010            45,566
  Construction accounts payable                                                 39,925            58,217
  (Receivable from) payable to Western Wireless                                 (4,181)            5,071
                                                                           -----------       -----------
     Total current liabilities                                                 141,328           125,026

Long-term debt                                                               1,025,000           540,000

Commitments (Note 6)

Shareholders' equity:
  Preferred stock, no par value; 50,000,000 shares authorized;
     no shares issued and outstanding
  Common stock, no par value, and paid in capital; 300,000,000 shares authorized, 95,566,298 shares issued and
     outstanding                                                             1,039,926           994,789
  Deferred compensation                                                        (16,711)
  Deficit                                                                     (818,162)         (608,159)
                                                                           -----------       -----------
     Total shareholders' equity                                                205,053           386,630
                                                                           -----------       -----------
                                                                           $ 1,371,381       $ 1,051,656
                                                                           ===========       ===========



           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                   (Unaudited)


                                               Three months ended             Six months ended
                                                    June 30,                      June 30,
                                           -------------------------     -------------------------
                                              1999           1998           1999           1998
                                           ----------     ----------     ----------     - --------
Revenues:
    Subscriber revenues                    $   83,821     $   26,840     $  137,971     $   48,983
    Roamer revenues                             1,818            692          3,560          1,336
    Equipment sales                            19,432          8,976         30,351         16,072
                                           ----------     ----------     ----------     ----------
         Total revenues                       105,071         36,508        171,882         66,391
                                           ----------     ----------     ----------     ----------

Operating expenses:
    Cost of service                            20,601         11,601         37,469         22,723
    Cost of equipment sales                    35,662         17,056         60,908         31,533
    General and administrative                 27,004         20,083         48,396         38,260
    Sales and marketing                        50,784         18,020         85,806         32,361
    Depreciation and amortization              29,650         20,160         55,414         40,159
    Stock based compensation (Note 8)          47,303                        47,303
                                           ----------     ----------     ----------     ----------
         Total operating expenses             211,004         86,920        335,296        165,036
                                           ----------     ----------     ----------     ----------

Operating loss                               (105,933)       (50,412)      (163,414)       (98,645)
                                           ----------     ----------     ----------     ----------

Other income (expense):
    Interest and financing expense, net       (20,276)        (6,335)       (31,881)       (17,502)
    Equity in net loss of
      unconsolidated affiliates               (10,986)        (2,382)       (21,696)        (9,460)
    Interest income and other, net              4,378          2,335          6,988          4,512
                                           ----------     ----------     ----------     ----------
         Total other expense                  (26,884)        (6,382)       (46,589)       (22,450)
                                           ----------     ----------     ----------     ----------

         Net loss                          $ (132,817)    $  (56,794)    $ (210,003)    $ (121,095)
                                           ==========     ==========     ==========     ==========

Basic and diluted loss per common share    $    (1.39)    $    (0.59)    $    (2.20)    $    (1.34)
                                           ==========     ==========     ==========     ==========

Weighted average common shares used in
  computing basic loss per common share    95,548,000     95,542,000     95,545,000     90,578,000
                                           ==========     ==========     ==========     ==========



           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Six months ended June 30,
                                                               -------------------------
                                                                 1999           1998
                                                               ---------      ----------
Operating activities:
  Net loss                                                     $(210,003)     $(121,095)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                55,414         40,159
     Equity in net loss of unconsolidated affiliates              21,696          9,460
     Stock based compensation                                     47,303
     Other, net                                                      466            335
     Changes in operating assets and liabilities:
         Accounts receivable, net                                (26,866)           (50)
         Inventory                                                 2,114          5,128
         Prepaid expenses and other current assets                  (190)        (4,690)
         Accounts payable                                         11,402          1,934
         Accrued liabilities                                      32,444          3,063
                                                               ---------      ---------
     Net cash used in operating activities                       (66,220)       (65,756)
                                                               ---------      ---------

Investing activities:
  Purchase of property and equipment                            (128,537)       (43,981)
  Additions to licensing costs and other intangible assets        (2,228)       (10,474)
  Investments in and advances to unconsolidated affiliates      (159,789)        (6,461)
  Other                                                          (13,473)
                                                               ---------      ---------
     Net cash used in investing activities                      (304,027)       (60,916)
                                                               ---------      ---------

Financing activities:
  Proceeds from issuance of common stock, net                        116        244,789
  Additions to long-term debt                                    755,000        300,000
  Payment of debt                                               (270,000)      (300,000)
  Repayment to Western Wireless, net                             (10,570)       (87,729)
  Return of capital                                              (20,000)
  Deferred financing costs, net                                  (12,500)        (4,673)
                                                               ---------      ---------
     Net cash provided by financing activities                   442,046        152,387
                                                               ---------      ---------

Change in cash and cash equivalents                               71,799         25,715

Cash and cash equivalents, beginning of period                     8,057            337
                                                               ---------      ---------

Cash and cash equivalents, end of period                       $  79,856      $  26,052
                                                               =========      =========



           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  ORGANIZATION:

   VoiceStream Wireless Corporation ("VoiceStream") provides wireless communications services in urban markets in the United States through the ownership and operation of personal communications services ("PCS") licenses. VoiceStream has commenced commercial operations in eleven markets under the VoiceStream(R) brand name using the Global System for Mobile Communications ("GSM"} technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

   VoiceStream was formed in 1994 as Western PCS Corporation. Prior to May 3, 1999, VoiceStream was an 80.1% owned subsidiary of Western Wireless Corporation ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VoiceStream formally separated from Western Wireless' other operations (the "Spin-off"). VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception.

   On June 23, 1999, VoiceStream announced that it had obtained approval from its Board of Directors for a merger with Omnipoint Corporation ("Omnipoint"); see footnote 4. Omnipoint provides PCS services in urban markets primarily in the Eastern United States.

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

    Supplemental cash flow disclosure

    Cash paid for interest (net of amounts capitalized) was $25.8 million for the six months ended June 30, 1999 and $13.2 million for the same period in 1998.

    Significant non-cash financing activities include stock based compensation charged to Additional Paid in Capital ("APIC") and deferred compensation of $65.0 million for the six months ended June 30, 1999. Non-cash investing and financing activities included $12.2 million for the contribution of wireless licenses to a joint venture for the six months ended June 30, 1998.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

    Capitalized interest

    VoiceStream's PCS licenses and wireless communications systems represent qualified assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." VoiceStream had no capitalized interest for the three months ended June 30, 1999 and $1.6 million during the six months ended June 30, 1999. There was no capitalized interest for the same periods in 1998.

    Recently issued accounting standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of VoiceStream's December 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on VoiceStream's financial position or results of operations.


3.  PROPERTY AND EQUIPMENT:


      (Dollars in thousands)                    JUNE 30,        DECEMBER 31,
                                                 1999              1998
                                               ---------        ------------
      Land, buildings, and improvements        $  21,709         $  15,549
      Wireless communications systems            589,942           459,710
      Furniture and equipment                     57,539            57,840
                                               ---------         ---------
                                                 669,190           533,099
      Less accumulated depreciation             (202,751)         (151,408)
                                               ---------         ---------
                                                 466,439           381,691
      Construction in progress                   213,299           237,589
                                               ---------         ---------
                                               $ 679,738         $ 619,280
                                               =========         =========

   Depreciation expense was $27.9 million and $18.7 million for the three months ended June 30, 1999 and 1998, respectively, and $52.0 million and $37.2 million during the six months ended June 30, 1999 and 1998, respectively.


4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the six months ended June 30, 1999, and 1998 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the second quarter 1999. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $56.3 million at June 30, 1999.

   In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS") (49.9% of which is owned by VoiceStream), to participate in the Federal Communications Commission's ("FCC") reauction of C and F Block licenses in 1999. VoiceStream contributed $23.4 million in March 1999 to the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses, for an aggregate amount of $192.3 million. The majority of these licenses have not been granted as of June 30, 1999. All are expected to be granted during the third quarter of 1999.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - (CONTINUED):

   CIVS has reached an agreement in principle with an infrastructure equipment vendor whereby such vendor would provide to CIVS a $725 million senior credit facility and a $100 million subordinated facility, and VoiceStream would agree to acquire certain equipment, software and services from the vendor. The agreement contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for Basic Trading Areas ("BTAs") acquired by CIVS, with $825 million in the aggregate being available. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.

   On June 23, 1999, VoiceStream announced Board approval of a definitive merger agreement with Omnipoint. Pursuant to the agreement, VoiceStream will exchange
0.825 shares of VoiceStream common stock plus $8.00 in cash for every share of Omnipoint common stock. There will be a cash or share election option available to shareholders of Omnipoint subject to proration. This merger is subject to shareholder as well as federal, state, and other regulatory approvals including those of the FCC and the Department of Justice. Major shareholders have agreed irrevocably to vote for the merger. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement. The remaining $47.5 million will be invested in preferred stock prior to the close of the merger, which is expected to be completed during the fourth quarter of 1999.


5.  LONG-TERM DEBT:

       (Dollars in thousands)         JUNE 30,         DECEMBER 31,
                                        1999              1998
                                     ----------        -----------
       Credit Facility:
             Revolver                $  375,000        $  290,000
             Term loan                  250,000           250,000

       Senior Notes                     400,000
                                     ----------        ----------
                                     $1,025,000        $  540,000
                                     ==========        ==========

   In June 1998, a wholly owned subsidiary of VoiceStream entered into a $1 billion credit facility with a consortium of lenders (the "Credit Facility"). The Credit Facility consists of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "Revolver"), and a term loan (the "Term Loan") for $250 million.

   In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% senior notes (the "Senior Notes"). The Senior Notes mature on May 15, 2011, and are redeemable after five years at VoiceStream's option in whole, or from time to time in part, at varying redemption prices. Interest is payable semi-annually beginning November 15, 1999. Through the fifth anniversary of the issuance date, VoiceStream has the option to pay interest in cash or by issuance of additional senior notes in the aggregate principal amount equal to the amount of such interest. The Senior Notes contain certain restrictive covenants which impose limitations on the operations and activities of VoiceStream and its subsidiaries, including, but not limited to, limitations on incurrence of other indebtedness, the creation of liens, the sale of assets, and certain investments and acquisitions.

   The Credit Facility requires VoiceStream to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. VoiceStream had entered into interest rate caps and swaps with a total notional amount of $325 million at June 30, 1999. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.06% during the six months ended June 30, 1999. The amount of unrealized gain or loss attributable to changing interest rates at June 30, 1999, was not material.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.  LONG-TERM DEBT - (CONTINUED):

   The aggregate amounts of principal maturities of VoiceStream's long-term debt at June 30, 1999, are as follows (dollars in thousands):


       Six months ending December 31, 1999 ..............             $        0
       Year ending December 31,
       2000 .............................................                      0
       2001 .............................................                 21,250
       2002 .............................................                 40,000
       2003 .............................................                 58,750
       Thereafter .......................................                905,000
                                                                      ----------
                                                                      $1,025,000
                                                                      ==========

6.  COMMITMENTS:

    Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of June 30, 1999, are summarized below (dollars in thousands):

       Six months ending December 31, 1999 ................             $ 14,688
       Year ending December 31,
       2000 ...............................................               27,568
       2001 ...............................................               23,078
       2002 ...............................................               15,978
       2003 ...............................................               11,996
       Thereafter .........................................               20,198
                                                                        --------
                                                                        $113,506
                                                                        ========

   Aggregate rental expense for all operating leases was approximately $7.7 million and $4.7 million for the three months ended June 30, 1999 and 1998, respectively, and $14.5 million and $9.1 million during the six months ended June 30, 1999 and 1998, respectively.

   In order to ensure adequate supply and availability of certain inventory requirements and service needs, VoiceStream has committed to purchase PCS equipment from various suppliers. The aggregate amount of these commitments total approximately $550 million. At June 30, 1999, VoiceStream has ordered approximately $414 million under all of these agreements, of which approximately $36.5 million is outstanding.

   VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


7.  RELATED PARTY TRANSACTIONS:

    VoiceStream's financial statements include an allocation of certain centralized costs that were incurred by Western Wireless and benefit all of its operations, including those of VoiceStream prior to the Spin-off. Such centralized items included the costs of customer service and accounting to support these functions. These items were allocated to the respective operational units in a manner that reflects the relative time devoted to each of the operational units. VoiceStream was allocated costs of $0.6 million and $9.8 million for the three months ended June 30, 1999 and 1998, respectively, and $3.9 million and $18.3 million for the six months ended June 30, 1999 and 1998, respectively.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.  RELATED PARTY TRANSACTIONS - (CONTINUED):

    Management believes that the financial information presented, fairly reflects the results of operations had VoiceStream been a stand alone entity during the entire period presented. Management believes that allocations reflected in the financial statements are reasonable; however, the financial information included herein is not necessarily indicative of the financial position, results of operations or cash flows of VoiceStream in the future.

    After the Spin-off, the net operating loss ("NOL") carryforwards resulting from VoiceStream's cumulative tax losses were transferred to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream paid Western Wireless $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of Western Wireless. This was accounted for as a return of capital to Western Wireless.


8.  SHAREHOLDERS' EQUITY:

    Stock issuances:

    During the six months ended June 30, 1999, VoiceStream issued 24,675 shares of its common stock as a result of employee stock options exercised.

    Other transactions:

   During the second quarter, deferred compensation and compensation expense was recognized as a result of restructuring employee stock options in connection with the Spin-off. As of the date of the Spin-off, all unvested outstanding options of VoiceStream employees were converted from Western Wireless options to VoiceStream options and all vested outstanding options were issued an additional option in VoiceStream as well as maintaining the existing option in Western Wireless. The number of options and related strike price varied to maintain the original economic value to the employee.

   Per the provisions of EITF 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring", VoiceStream recorded deferred compensation of $65.0 million as a result of this restructure. Of the $65.0 million, $47.3 million was recognized as expense during the second quarter to reflect the cost of options that have fully vested.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Statements contained or incorporated by reference Statements contained or incorporated by reference herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which VoiceStream Wireless Corporation ("VoiceStream") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; VoiceStream's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in VoiceStream's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

        The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with VoiceStream's consolidated financial statements and notes thereto and other financial information included herein and in VoiceStream's Form 10/A (Commission File No. 000-25441). Due to the phase of the business cycle of VoiceStream's personal communications services ("PCS") operations, VoiceStream's operating results for prior periods may not be indicative of future performance.


OVERVIEW

        VoiceStream Wireless Corporation ("VoiceStream") provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses. VoiceStream has commenced commercial operations in eleven markets under the VoiceStream(R) brand name using the Global System for Mobile Communications ("GSM") technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

        VoiceStream was formed in 1994 as Western PCS Corporation. Prior to May 3, 1999, VoiceStream was an 80.1% owned subsidiary of Western Wireless Corporation, ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VoiceStream formally separated from Western Wireless' other operations (the "Spin-off"). VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception.

   On June 23, 1999, VoiceStream announced that it had obtained approval from its Board of Directors for a merger with Omnipoint Corporation ("Omnipoint"); see Liquidity and Capital Resources section below. Omnipoint provides PCS services in urban markets primarily in the Eastern United States.

        VoiceStream did not commence operations in any of its markets until February 1996. From that date through the end of 1996, VoiceStream launched service in six markets: Honolulu, Portland, Salt Lake City, Albuquerque, Oklahoma City and Des Moines. In 1997, VoiceStream launched service in El Paso, Boise and Denver. In 1998, VoiceStream launched service in Phoenix/Tucson, and in February of 1999, launched service in Seattle. Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses was related to start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $0.5 million and $1.1 million of start-up costs were incurred during the three months ended June 30, 1999 and 1998, respectively, and $1.2 million and $1.6 million of start-up costs were incurred during the six months ended June 30, 1999 and 1998, respectively.

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        VoiceStream had 553,200 subscribers at June 30, 1999, representing an increase of 135,900 or 32.6% from March 31, 1999, and a 71.5% increase from December 31, 1998. At June 30, 1998, VoiceStream had 212,600 subscribers, representing an increase of 48,000 or 29.2% from March 31, 1998, and a 65.3% increase from December 31, 1997.

        The following table sets forth certain financial data as it relates to the VoiceStream's operations:

(Dollars in thousands)                        Three months ended June 30,                   Six months ended June 30,
                                       ----------------------------------------      ---------------------------------------
                                         1999         % Change          1998           1999         % Change         1998
                                       ---------      ---------       ---------      ---------      ---------      ---------
Revenues:
     Subscriber revenues               $  83,821          212.3%      $  26,840      $ 137,971          181.7%     $  48,983
     Roamer revenues                       1,818          162.7%            692          3,560          166.5%         1,336
     Equipment revenues                   19,432          116.5%          8,976         30.351           88.8%        16,072
                                       ---------                      ---------      ---------                     ---------
         Total revenues                  105,071                         36,508        171,882                        66,391

Operating expenses:
     Cost of service                      20,601           77.6%         11,601         37,469           64.9%        22,723
     Cost of equipment sales              35,662          109.1%         17,056         60,908           93.2%        31,533
     General and administrative           27,004           34.5%         20,083         48,396           26.5%        38,260
     Sales and marketing                  50,784          181.8%         18,020         85,806          165.2%        32,361
     Depreciation and amortization        29,650           47.1%         20,160         55,414           38.0%        40,159
     Stock based compensation             47,303           N.M.                         47,303           N.M.
                                       ---------                      ---------      ---------                     ---------
         Total operating expenses        211,004                         86,920        335,296                       165,036


Other income (expense)                   (26,884)         321.3%         (6,382)       (46,589)         107.5%       (22,450)
                                       ---------                      ---------      ---------                     ---------

Net Loss                               $(132,817)         133.9%      $ (56,794)     $(210,003)          73.4%     $(121,095)
                                       =========                      =========      =========                     =========

EBITDA (before non-cash charges)       $ (28,980)          (4.2)%     $ (30,252)     $ (60,697)           3.8%     $ (58,486)
                                       =========                      =========      =========                     =========

Cash flows provided by (used in):
     Operating activities              $ (13,946)         (66.8)%     $ (41,995)     $ (66,220)           0.7%     $ (65,756)
                                       =========                      =========      =========                     =========
     Investing activities              $(199,725)         443.7%      $ (36,735)     $(304,027)         399.1%     $ (60,916)
                                       =========                      =========      =========                     =========
     Financing activities              $ 282,602        1,949.2%      $ (15,282)     $ 442,046          190.1%     $ 152,387
                                       =========                      =========      =========                     =========


        REVENUES

        The increase in service revenues is due to the increase in the number of subscribers and an increase in the average monthly subscriber revenue per average subscriber. The increase in subscribers is due to the relative maturity of the eleven markets operating in the second quarter of 1999 (the same eleven markets that were operating in the second quarter of 1998) and VoiceStream's "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998. Average monthly subscriber revenue per average subscriber was $57.58 and $47.44 for the three months ended June 30, 1999 and 1998, respectively, and $53.78 and $47.85 for the six months ended June 30, 1999 and 1998, respectively. The increase in the average monthly subscriber revenue per average subscriber is primarily due to an increase in the average minutes of use per subscriber and an increase in the usage of higher priced rate plans. Included in subscriber revenues are prepaid revenues of $.5 million and $.4 million for the three months ended June 30, 1999 and 1998, respectively, and $1.4 million and $.6 million for the six months ended June 30, 1999 and 1998, respectively.

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

        OPERATING EXPENSES

        Cost of service expenses represent expenses incurred only by operational markets. The increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network. Cost of service as a percentage of service revenues declined to 24.1% from 42.1% in the three months ended June 30, 1999 and 1998, respectively, and to 26.5% from 45.2% in the six months ended June 30, 1999 and 1998, respectively, due to efficiencies gained from the growing subscriber base. While cost of service expenses are expected to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

        Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets sold. VoiceStream expects this trend to continue during the remainder of 1999. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. General and administrative costs per average subscriber were $18.55 and $35.49 for the three months ended June 30, 1999 and 1998, respectively, and $18.86 and $37.38 for the six months ended June 30, 1999 and 1998, respectively. This decrease is largely the result of efficiencies gained from a larger subscriber base. While general and administrative expenses are expected to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the costs per average subscriber to decline as greater economies of scale are realized.

        Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote VoiceStream's brand name in a greater number of markets. Sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $493 from $544 for the three months ended June 30, 1999 and 1998, respectively, and to $504 from $569 for the six months ended June 30, 1999 and 1998, respectively. This decrease is largely the result of cost efficiencies from an increased growth in subscribers.

        The increase in depreciation and amortization expense is attributable to the continued expansion of the wireless systems. Federal Communications Commission ("FCC") licenses are not amortized until the related market is operational. These expenses will increase as new markets become operational.

        A non-cash charge for stock based compensation of $47.3 million was recognized during the second quarter as a result of a restructuring of stock options in connection with the Spin-off. The remaining $16.7 million of deferred compensation as of June 30, 1999, will be recognized as expense over the future periods the remaining unvested options vest.


        OTHER INCOME (EXPENSE)

        Interest and financing expense increased to $20.3 million from $6.3 million for the three months ended June 30, 1999 and 1998, respectively, and to $31.9 from $17.5 for the six months ended June 30, 1999 and 1998, respectively, due to the increase in long-term debt. Long-term debt was incurred primarily to fund VoiceStream's capital expenditures associated with the build-out of VoiceStream's systems. Interest expense will continue to increase in 1999 as a result of increased borrowings VoiceStream has incurred, and will continue to incur, to fund this expansion. The weighted average interest rate, before the effect of capitalized interest, was 9.1% and 8.4% for the three months ended June 30, 1999 and 1998, respectively, and 9.0% and 8.3% for the six months ended June 30, 1999 and 1998, respectively.


        NET LOSS

        The increase in net loss is attributable to the increase in marketing costs associated with the launch of operations in the Seattle market in the first quarter of 1999, offset by increased revenues and operating efficiencies gained from the growing subscriber base. Additionally, VoiceStream's portion of the loss in its unconsolidated affiliates is greater due to increase in costs associated with the launch of operations in the Spokane market for its Cook Inlet PCS investment in the first quarter of 1999. VoiceStream expects net loss to improve in 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this trend. Additionally, the non-cash charge related to the restructuring of stock options in connection with the Spin-off increased the net loss for the first six months of 1999 by $47.3 million and will have a continued negative impact as the remaining unvested options vest and the related expense is recognized.


        EBITDA

        EBITDA represents operating loss before stock based compensation, depreciation and amortization. Management believes EBITDA provides meaningful additional information on VoiceStream's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund VoiceStream's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, VoiceStream's presentation may not be comparable to other similarly titled measures of other companies.

        EBITDA for VoiceStream improved to negative $29.0 million for the three months ended June 30, 1999, from negative $30.3 for the three months ended June 30, 1998. This improvement is primarily due to the increased revenues and efficiencies gained as a result of the increased subscriber base.

        The increase in negative EBITDA to $60.7 million for the six months ended June 30, 1999 compared to $58.5 million for the six months ended June 30, 1998 is attributable to the increase in marketing costs associated with the launch of operations in the Seattle market in the six months ended June 30, 1999, offset by increased revenues and operating efficiencies gained from the growing subscriber base. VoiceStream expects EBITDA to improve during the remainder of 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this improvement.


        LIQUIDITY AND CAPITAL RESOURCES

        VoiceStream, through a wholly-owned subsidiary, has a credit facility with a consortium of lenders (the "Credit Facility") consisting of $500 million in revolving credit and $250 million in a delayed draw term loan and a term loan for $250 million. As of June 30, 1999, $625 million was outstanding under the Credit Facility. The amount which VoiceStream can borrow under the Credit Facility is reduced beginning in 2001, the same year in which repayment of the Credit Facility begins. Debt under the Credit Facility matures on December 31, 2006, for the revolver and the delayed draw term loan, and June 30, 2007, for the other $250 million term loan. The borrowings under the Credit Facility bear interest at variable rates. Substantially all the assets of VoiceStream, other than certain licenses acquired in the FCC's D and E Block auctions, the Cook Inlet PCS and CIVS investment interests and certain other assets and investments, are pledged as security for such debt. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. As of July 1, 1999, the amount available to borrow under the Credit Facility, which is restricted by certain financial covenants, was $375 million.

        In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% senior notes (the "Senior Notes"). The Senior Notes mature on May 15, 2011, and are redeemable after five years at VoiceStream's option in whole, or from time to time in part, at varying redemption prices. Interest is payable semi-annually beginning November 15, 1999. Through the fifth anniversary of the issuance date, VoiceStream has the option to pay interest in cash or by issuance of additional senior notes in the aggregate principal amount equal to the amount of such interest. The Senior Notes contain certain restrictive covenants which impose limitations on the operations and activities of VoiceStream and its subsidiaries, including, but not limited to, limitations on incurrence of other indebtedness, the creation of liens, the sale of assets, and certain investments and acquisitions. The net proceeds of the sale of the Senior Notes has been used to finance capital expenditures, for working capital purposes, to finance permitted investments and acquisitions and other general corporate purposes.

        For the remainder of 1999, VoiceStream anticipates spending approximately $95 million for the continued expansion of its operating markets and $140 million for the development and expansion of new markets (amounts include anticipated spending by both VoiceStream and Cook Inlet PCS). VoiceStream will use cash on hand and amounts available for borrowing under the Credit Facility for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of its operations, including the build-out of its markets, provide for working capital and service debt. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from its existing capital resources, VoiceStream may be required to curtail its service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures VoiceStream expects to make in 1999, VoiceStream has noncancellable lease agreements for various facilities, including cell-site locations, of approximately $14.7 million for the remainder of 1999. The sources of funding for such expenditures will come from the same sources as discussed above.

        A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on C and F Block licenses. No principal payments on these licenses are due in 1999. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, VoiceStream has funded the operations of Cook Inlet PCS through the issuance of promissory notes. VoiceStream does not have any further commitments to fund Cook Inlet PCS. At June 30, 1999, VoiceStream had advanced funds totaling $89.4 million to Cook Inlet PCS under such promissory notes.

        In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS") (49.9% of which is owned by VoiceStream), to participate in the FCC's reauction of C and F Block licenses in 1999. VoiceStream contributed $23.4 million in March 1999 to the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses, for an aggregate amount of $192.3 million. The majority of these licenses have not been granted as of June 30, 1999. All are expected to be granted during the third quarter of 1999.

        CIVS has reached an agreement in principle with an infrastructure equipment vendor whereby such vendor would provide to CIVS a $725 million senior credit facility and a $100 million subordinated facility, and VoiceStream would agree to acquire certain equipment, software and services from the vendor. The agreement contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for Basic Trading Areas ("BTAs") acquired by CIVS, with $825 million in the aggregate being available. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.

        After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses were transferred from Western Wireless to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream paid Western Wireless $20 million, an amount representative of the tax benefit of NOLs generated while VoiceStream was a subsidiary of Western Wireless.

        On June 23, 1999, VoiceStream announced Board approval of a definitive merger agreement with Omnipoint. Pursuant to the agreement, VoiceStream will exchange 0.825 shares of VoiceStream common stock plus $8.00 in cash for every share of Omnipoint common stock. There will be a cash or share election option available to shareholders of Omnipoint subject to proration. This merger is subject to shareholder as well as federal, state, and other regulatory approvals including those of the FCC and the Department of Justice. Major shareholders have agreed irrevocably to vote for the merger. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement. The remaining $47.5 million will be invested in preferred stock prior to the close of the merger, which is expected to be completed during the fourth quarter of 1999.

        In connection with the merger agreement, and contingent upon closure of such, Hutchison Telecommunications PCS (USA) Limited ("Hutchison USA") will make an investment of approximately $957 million into the combined company for common and convertible preferred securities. $102.5 million of this investment was invested directly in Omnipoint subsequent to finalizing the merger agreement. In addition, another $47.5 million will be invested during the third quarter of 1999. The remaining $807 million will be invested into the combined company upon the closing of the merger. Pro-forma for the merger and its additional investment, Hutchison USA will own approximately 30% of the combined company on the exercise of certain conversion rights in its preferred stock investments.

        Net cash used in operating activities was $66.2 million in the six months ended July 30, 1999. Adjustments to the $210.0 million net loss to reconcile to net cash used in operating activities included $55.4 million of depreciation and amortization, $21.7 million for equity in the net loss of unconsolidated subsidiaries, and $47.3 million for stock based compensation as a result of stock options granted to employees at the time of the Spin-off. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $26.9 million in accounts receivable due to the increase in sales; and (ii) an increase of $32.4 million in accrued liabilities due to the increase in accrued interest on long-term debt and commissions due to the increase in sales. Net cash used in operating activities was $65.8 million in the second quarter 1998.

        Net cash used in investing activities was $304 million in the six months ended June 30, 1999. Investing activities consisted primarily of: (i) purchases of property and equipment of $128.5 million, largely related to the build-out of the wireless network; and (ii) investments in and advances to unconsolidated affiliates of $159.8 million, primarily attributable to the purchase of Omnipoint preferred stock and advances to Cook Inlet PCS for working capital and purchases of property and equipment. Net cash used in investing activities was $60.9 million in the second quarter 1998.

        Net cash provided by financing activities was $442 million for the six months ended July 30, 1999. Financing activities consisted primarily of: (i) net borrowings on long-term debt of $485 million; (ii) repayments to Western Wireless of $10.6 million; (iii) net deferred financing cost of $12.5 million; and (iv) return of capital to Western Wireless for NOLs of $20 million. Net cash provided by financing activities was $152.4 million in the six months ended July 30, 1998.

        In the ordinary course of business, VoiceStream continues to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with the borrowings under the Credit Facility or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to VoiceStream on acceptable or favorable terms.


        YEAR 2000 ISSUES

        Voicestream, like most businesses, will be required to modify significant portions of its information technology ("IT") and non-IT systems so that they will function properly in the year 2000. Any of VoiceStream's, or its vendor's IT and non-IT systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. VoiceStream's IT and non-IT systems that are being addressed include: its wireless networks; systems which interconnect its wireless networks with landline systems; systems which allow verification and billing of roaming traffic; internal communication and data processing systems; billing software and related elements; and systems of third party suppliers, including those of financial institutions, payroll/benefits processors and credit bureaus.

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

        VoiceStream has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems,
(2) research, including obtaining information from third parties to determine whether they have accurately assessed the problem and taken corrective action,
(3) implementation of and testing remediation efforts, and (4) development of contingency plans. VoiceStream has completed the first two phases of its plan and is currently testing and remediating its critical systems and developing contingency plans to address the year 2000 issue. VoiceStream expects to substantially complete the third and fourth phases by the end of the third quarter of 1999. Critical systems are those whose failure poses a risk of disruption to VoiceStream's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. VoiceStream expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of the systems for the year 2000. VoiceStream cannot assure that the remediation of its critical systems will be complete by the year 2000.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     10.47       Amendment No. 7 to PCS 1900 Project and Supply Agreement by
                    and between VoiceStream and Nortel Network, Inc., dated
                    May 14, 1999

        27.1        Financial Data Schedule

(b)     Reports on Form 8-K

           A Form 8-K was filed on June 24, 1999 announcing VoiceStream's intention to merge with Omnipoint Corporation.

           A Form 8-K was filed on July 27, 1999 reporting VoiceStream Wireless Corporation's financial and operating results for the second quarter ended June 30, 1999.

           A Form 8-K was filed on July 7, 1999 announcing the Agreement and Plan of Reorganization between VoiceStream, VoiceStream Wireless Holding Company and Omnipoint Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        VoiceStream Wireless Corporation



By s:\ Cregg Baumbaugh                       By s:\ Patricia L. Miller
   --------------------------------             --------------------------------
Cregg Baumbaugh                              Patricia L. Miller
Executive V.P. - Finance/                    Controller (Principal
Corporate Development                        Accounting Officer)
(Principal Financial Officer)


                              Dated: August 6, 1999