Form 10-Q
period 1999-09-30
VOICESTREAM WIRELESS CORP
filed 1999-11-12
CIK 1080357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO
                                         ----------  ---------

                        COMMISSION FILE NUMBER 000-25441

                        VOICESTREAM WIRELESS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                     91-1956183
--------------------------------------          --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       3650 131ST AVENUE S.E.,
-------------------------------------                      98006
         BELLEVUE, WASHINGTON                   --------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title              Shares Outstanding as of November 10, 1999
-------------------------------------------------------------------------------
       Common Stock, no par value                   95,912,932

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of September 30, 1999, and December 31, 1998............................................3

         Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 1999, and September 30, 1998.............4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1999, and September 30, 1998.......................5

         Notes to Consolidated Financial Statements.................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............................................12


PART II -OTHER INFORMATION.........................................................................20

ITEM 1.  LEGAL PROCEEDINGS.........................................................................20

ITEM 2.  CHANGES IN SECURITIES.....................................................................20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................20

ITEM 5.  OTHER INFORMATION.........................................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................20


                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              September 30,         December 31,
                                                                                  1999                  1998
                                                                            --------------          ------------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $    48,866           $     8,057
  Accounts receivable, net of allowance for doubtful accounts of
          $11,667 and $5,715, respectively                                        75,931                24,766
  Inventory                                                                       21,011                20,182
  Prepaid expenses and other current assets                                       12,887                 6,393
                                                                             -----------           -----------
     Total current assets                                                        158,695                59,398

Property and equipment, net of accumulated depreciation
  of $241,864 and $151,408, respectively                                         770,170               619,280
Licensing costs and other intangible assets, net of accumulated
  amortization of $20,000 and $13,799, respectively                              321,412               312,040
Investments in and advances to unconsolidated affiliates                         204,868                60,938
Other assets                                                                      14,110
                                                                             -----------           -----------
                                                                             $ 1,469,255           $ 1,051,656
                                                                             ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $    31,426           $    16,172
  Accrued liabilities                                                             98,901                45,566
  Construction accounts payable                                                   53,584                58,217
  Payable to Western Wireless                                                      1,132                 5,071
                                                                             -----------           -----------
     Total current liabilities                                                   185,043               125,026

Long-term debt                                                                 1,165,000               540,000

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred stock, no par value; 50,000,000 shares authorized, no shares issued and outstanding
  Common stock, no par value, and paid in capital; 300,000,000 shares authorized, 95,783,011 and 95,541,623 shares issued
        and outstanding, respectively                                          1,054,911               994,789
  Deferred compensation                                                          (24,503)
  Deficit                                                                       (911,196)             (608,159)
                                                                             -----------           -----------
     Total shareholders' equity                                                  119,212               386,630
                                                                             -----------           -----------
                                                                             $ 1,469,255           $ 1,051,656
                                                                             ===========           ===========

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three months ended September 30,    Nine months ended September 30,
                                                --------------------------------    -------------------------------
                                                    1999             1998               1999                1998
                                                 ---------          --------          ---------          ---------
Revenues:
    Subscriber revenues                          $ 107,238          $ 33,291          $ 245,209          $  82,274
    Roamer revenues                                  2,645             1,110              6,205              2,446
    Equipment revenues                              18,203            11,785             48,554             27,857
                                                 ---------          --------          ---------          ---------
         Total revenues                            128,086            46,186            299,968            112,577
                                                 ---------          --------          ---------          ---------

Operating expenses:
    Cost of service                                 24,906            12,290             62,375             35,013
    Cost of equipment sales                         32,996            21,350             93,904             52,883
    General and administrative                      35,542            17,925             83,938             56,185
    Sales and marketing                             48,883            22,383            134,689             54,744
    Depreciation and amortization                   40,866            21,083             96,280             61,242
    Stock based compensation (Note 8)                6,632                               53,935
                                                 ---------          --------          ---------          ---------
         Total operating expenses                  189,825            95,031            525,121            260,067
                                                 ---------          --------          ---------          ---------

Operating loss                                     (61,739)          (48,845)          (225,153)          (147,490)
                                                 ---------          --------          ---------          ---------

Other income (expense):
    Interest and financing expense, net            (26,919)           (7,508)           (58,800)           (25,010)
    Equity in net loss of
      unconsolidated affiliates                    (12,443)           (7,068)           (34,139)           (16,528)
    Interest income and other, net                   8,067             1,958             15,055              6,470
                                                 ---------          --------          ---------          ---------
         Total other expense                       (31,295)          (12,618)           (77,884)           (35,068)
                                                 ---------          --------          ---------          ---------

         Net loss                                $ (93,034)         $(61,463)         $(303,037)         $(182,558)
                                                 =========          ========          =========          =========

Basic and diluted loss per common share          $   (0.97)         $  (0.64)         $   (3.17)         $   (1.98)
                                                 =========          ========          =========          =========

Weighted average common shares used in
  computing basic and diluted loss per
  common share                                      95,694            95,542             95,595             92,232
                                                 =========          ========          =========          =========


           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         Nine months ended September 30,
                                                         ------------------------------
                                                               1999          1998
                                                             ---------    ---------
 Operating activities:
  Net loss                                                   $(303,037)   $(182,558)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                              96,280       61,242
     Equity in net loss of unconsolidated affiliates            34,139       16,528
     Stock based compensation                                   53,935
     Other, net                                                  1,104          399
     Changes in operating assets and liabilities:
         Accounts receivable, net                              (51,165)      (2,561)
         Inventory                                                (829)       8,573
         Prepaid expenses and other current assets              (6,890)      (1,798)
         Accounts payable                                       15,254        7,816
         Accrued liabilities                                    53,335       10,434
                                                             ---------    ---------
     Net cash used in operating activities                    (107,874)     (81,925)
                                                             ---------    ---------

Investing activities:
  Purchase of property and equipment                          (245,042)    (102,401)
  Additions to licensing costs and other intangible assets      (2,808)     (11,535)
  Investments in and advances to unconsolidated affiliates    (178,366)     (14,346)
  Other                                                        (14,110)
                                                             ---------    ---------
     Net cash used in investing activities                    (440,326)    (128,282)
                                                             ---------    ---------

Financing activities:
  Proceeds from issuance of common stock, net                      888      244,789
  Additions to long-term debt                                  895,000      370,000
  Repayment of long-term debt                                 (270,000)    (300,000)
  Repayment of advances from Western Wireless, net              (4,379)     (96,839)
  Return of capital                                            (20,000)
  Deferred financing costs, net                                (12,500)      (5,059)
                                                             ---------    ---------
     Net cash provided by financing activities                 589,009      212,891
                                                             ---------    ---------

Change in cash and cash equivalents                             40,809        2,684

Cash and cash equivalents, beginning of period                   8,057          337
                                                             ---------    ---------

Cash and cash equivalents, end of period                     $  48,866    $   3,021
                                                             =========    =========

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION:

    VoiceStream Wireless Corporation ("VoiceStream") provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses. VoiceStream has commenced commercial operations in eleven markets under the VoiceStream brand name using the Global System for Mobile Communications ("GSM") technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

    VoiceStream was formed in 1994 as Western PCS Corporation. Prior to May 3, 1999, VoiceStream was an 80.1% owned subsidiary of Western Wireless Corporation ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited ("Hutchison USA"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VoiceStream formally separated from Western Wireless' other operations (the "Spin-off"). VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception.

    On June 23, 1999, VoiceStream announced that it had obtained approval from its Board of Directors for a merger with Omnipoint Corporation ("Omnipoint"); see footnote 9. Omnipoint provides PCS services in urban markets primarily in the Eastern United States.

    On September 20, 1999, VoiceStream announced that its Board of Directors had approved a merger with Aerial Communications, Inc. ("Aerial"); see footnote 9. Aerial provides PCS services in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL.

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

    Supplemental cash flow disclosure

    Cash paid for interest (net of amounts capitalized) was $38.6 million for the nine months ended September 30, 1999 and $18.6 million for the same period in 1998.

    Significant non-cash financing activities include stock based compensation charged to Additional Paid in Capital ("APIC") and deferred compensation of $79.2 million for the nine months ended September 30, 1999. Non-cash investing and financing activities included $12.2 million for the contribution of wireless licenses to a joint venture for the nine months ended September 30, 1998.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

    Capitalized interest

    VoiceStream's PCS licenses and wireless communications systems represent qualified assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." VoiceStream had $0.1 million and $0.4 million of capitalized interest for the three months ended September 30, 1999 and 1998, respectively, and $1.7 million and $0.4 million during the nine months ended September 30, 1999 and 1998, respectively.

    Recently issued accounting standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of VoiceStream's December 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on VoiceStream's financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.


3.  PROPERTY AND EQUIPMENT:

(In thousands)                                       SEPTEMBER 30,    DECEMBER 31,
                                                         1999            1998
                                                     ------------     -----------
    Land, buildings, and improvements                $  24,296        $  15,549
    Wireless communications systems                    702,126          459,710
    Furniture and equipment                             91,870           57,840
                                                     ---------        ---------
                                                       818,292          533,099
    Less accumulated depreciation                     (241,864)        (151,408)
                                                     ---------        ---------
                                                       576,428          381,691
    Construction in progress                           193,742          237,589
                                                     ---------        ---------
                                                     $ 770,170        $ 619,280
                                                     =========        =========

    Depreciation expense was $39.1 million and $19.5 million for the three months ended September 30, 1999 and 1998, respectively, and $91.1 million and $77.6 million during the nine months ended September 30, 1999 and 1998, respectively.


4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

    A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the nine months ended September 30, 1999, and 1998 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the three months and for the nine months ended September 30, 1999. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $60.5 million at September 30, 1999.

    In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS") (49.9% of which is owned by VoiceStream), to participate in the Federal Communications Commission's ("FCC") reauction of C and F Block licenses in 1999. VoiceStream contributed a total of $23.4 million during the nine months ended September 30, 1999, to the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses, including both the Dallas and Chicago Basic Trading Areas ("BTAs"), for an aggregate amount of $192.3 million. These licenses were granted by the FCC in October 1999, and VoiceStream contributed a total of $100.4 million to CIVS, representing a capital contribution of $59.2 million and an advance to the partnership of $41.2 million. The Cook Inlet partners contributed $48.8 million to CIVS for the remainder due.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - (CONTINUED):

    The Cook Inlet partners have certain rights, but not the obligation, to exchange its joint venture interests into shares of VoiceStream's common stock for a 30 day period beginning five years after the issuance date of the licenses held by CIVS.

    CIVS has reached an agreement in principle with an infrastructure equipment vendor whereby such vendor would provide CIVS with up to $825 million in a combination of senior credit and subordinated facilities, and VoiceStream would agree to acquire certain equipment, software and services from the vendor. The agreement contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for BTAs acquired by CIVS, with up to $825 million in the aggregate being available. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.


5.  LONG-TERM DEBT:

      (In thousands)                        SEPTEMBER 30,   DECEMBER 31,
                                                1999           1998
                                            -------------   ------------
       Credit Facility:
             Revolver                        $   515,000     $  290,000
             Term loan                           250,000        250,000

       Senior Debentures                         400,000
                                             -----------     ----------
                                             $ 1,165,000     $  540,000
                                             ===========     ==========


    In June 1998, a wholly owned subsidiary of VoiceStream entered into a $1 billion credit facility with a consortium of lenders (the "Credit Facility"). The Credit Facility consists of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "Revolver") and a term loan for $250 million (the "Term Loan").

    In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% Senior Debentures (the "Senior Debentures").

    In November, 1999, VoiceStream, through a private offering circular, offered a combination of 10 3/8% Senior Notes and 11 7/8% Senior Discount Notes for aggregate net proceeds of approximately $1.46 billion. VoiceStream used $400 million of the proceeds from the Senior Notes to repay the Senior Debentures and an additional $125 million to repay outstanding borrowings under the revolver portion of the Credit Facility.

    The Senior Notes were issued at $1.1 billion principle and gross proceeds and the Senior Discount Notes were issued at a discount for $403.6 million gross proceeds, which will accrete over five years to its full principle value of $720 million. The Senior Notes and the Senior Discount Notes mature on November 15, 2009, and are redeemable after five years at VoiceStream's option, in whole or in part, at varying redemption prices. Interest on the Senior Notes will accrue at the rate of 10 3/8% per annum and will be payable semiannually beginning May 15, 2000. Interest on the Senior Discount Notes will accrue at a rate of 11 7/8% per annum and will be payable semiannually commencing on May 15, 2005.

    The Credit Facility requires VoiceStream to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. VoiceStream had entered into interest rate caps and swaps with a total notional amount of $325 million at September 30, 1999. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.06% during the nine months ended September 30, 1999. The amount of unrealized gain or loss attributable to changing interest rates at September 30, 1999, was not material.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.  LONG-TERM DEBT - (CONTINUED):


    Voicestream has received commitments from a group of lenders for a $3.0 billion credit facility that will become available upon closing of the Omnipoint merger (the "New Credit Facility"). While the lenders have provided commitments to lend the entire $3.0 billion based upon an agreed upon term sheet, such commitments are subject to customary conditions, including but not limited to, negotiation and execution of definitive documentation for the New Credit Facility, satisfactory completion of due diligence, and no materially adverse changes. There can be no assurance that such conditions will be met and that the New Credit Facility will become available to VoiceStream on these or any other terms. The New Credit Facility will consist of a $1.5 billion revolver that will be available for a specified period and $1.5 billion of term loans that will be drawn at closing. The New Credit Facility will have a term of eight to nine years with partial principal payments beginning after the third year.

    The aggregate amounts of principal maturities of VoiceStream's long-term debt at September 30, 1999, are as follows (In thousands):

       Three months ending December 31, 1999...................  $         0
       Year
       2000....................................................            0
       2001....................................................       28,250
       2002....................................................       54,000
       2003....................................................       79,750
       Thereafter..............................................    1,003,000
                                                                 -----------
                                                                 $ 1,165,000
                                                                 ===========

6.  COMMITMENTS AND CONTINGENCIES:

    Commitments:

    Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of September 30, 1999, are summarized below (In thousands):

       Year ending December 31, 1999...........................  $     8,572
       Year
       2000....................................................       32,376
       2001....................................................       27,196
       2002....................................................       19,365
       2003....................................................       14,806
       Thereafter..............................................       25,957
                                                                 -----------
                                                                 $   128,272
                                                                 ===========


    Aggregate rental expense for all operating leases was approximately $8.1 million and $5.6 million for the three months ended September 30, 1999 and 1998, respectively, and $22.6 million and $14.7 million during the nine months ended September 30, 1999 and 1998, respectively.

    In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. The aggregate amount of these commitments total $775 million. At September 30, 1999, VoiceStream has ordered approximately $519.2 million under all of these agreements, of which approximately $64.0 million is undelivered.

    VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.  COMMITMENTS AND CONTINGENCIES - (CONTINUED):

    Contingencies:

    As a result of the Omnipoint and Aerial mergers, VoiceStream may have to make substantial tax indemnity payments to Western Wireless. In the Spin-off transaction effected on May 3, 1999, Western Wireless distributed its entire 80.1% interest in VoiceStream's common stock to its stockholders. Western Wireless will recognize gain as a result of the Spin-off, if the Spin-off is considered to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50% or more of VoiceStream's common stock, considered under IRS rules a "prohibited transaction". VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VoiceStream common stock at the time of the Spin-off and Western Wireless' adjusted tax basis in such stock at the time.

    In the absence of direct authority, and although the issue is not free from doubt, VoiceStream believes that it should be able to establish that the Spin-off and VoiceStream Holding's acquisitions of VoiceStream's stock pursuant to the reorganizations, in conjunction with the related transactions and Hutchison's acquisition of its existing VoiceStream stock within two years prior to the Spin-off, are not pursuant to a prohibited plan. However, if the IRS were to take the position that a prohibited plan did occur, the estimated range of possible liability of VoiceStream Holdings, not including interest and penalties, if any, is from zero to $400 million.

    Fourteen of the C Block licenses won by CIVS during April 1999, were issued subject to the outcome of the bankruptcy proceedings of the original licensee. Pursuant to an FCC order, the bankruptcy debtors elected to relinquish certain licenses, which were subsequently reauctioned. A secured creditor of the debtors, filed with the court a motion for reconsideration of the election order, which was denied. An appeal of this denial is currently before the U. S. District Court of Northern Maryland. Because the appeal of the election order is still pending, there is uncertainty as to these C Block licenses of the Cook Inlet entities. In the event that these licenses are returned to the jurisdiction of the bankruptcy court, it is unlikely that the Cook Inlet entities will be able to recoup any or all of the costs incurred by them in connection with the construction and development of systems related to such licenses.


7.  RELATED PARTY TRANSACTIONS:

    VoiceStream's financial statements include an allocation of certain centralized costs that were incurred by Western Wireless and benefit all of its operations, including those of VoiceStream prior to the Spin-off. Such centralized items included the costs of customer service and accounting to support these functions. These items were allocated to the respective operational units in a manner that reflects the relative time devoted to each of the operational units. VoiceStream was allocated costs of $1.1 million and $10.3 million for the three months ended September 30, 1999 and 1998, respectively, and $5.0 million and $28.6 million for the nine months ended September 30, 1999 and 1998, respectively.

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

    After the Spin-off, the net operating loss ("NOL") carryforwards resulting from VoiceStream's cumulative tax losses were transferred from Western Wireless to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream paid Western Wireless $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a subsidiary of Western Wireless. This was accounted for as a return of capital to Western Wireless.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.  SHAREHOLDERS' EQUITY:

    Stock issuances:

    During the nine months ended September 30, 1999, VoiceStream issued 241,288 shares of its common stock as a result of employee stock options exercised.

    Other transactions:

    During the third quarter, deferred compensation and compensation expense was recognized as a result of restructuring employee stock options in connection with the Spin-off. As of the date of the Spin-off, all unvested outstanding options of VoiceStream employees were converted from Western Wireless options to VoiceStream options and all vested outstanding options were issued an additional option in VoiceStream as well as maintaining the existing option in Western Wireless. The number of options and related strike price varied to maintain the original economic value to the employee.

    Per the provisions of EITF 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring", VoiceStream recorded deferred compensation of $67.1 million as a result of this restructure. Of the $67.1 million, $47.9 million was recognized as expense through the nine months ended September 30, 1999 to reflect the cost of options that have fully vested. Additionally, deferred compensation of $12.1 million was recognized pursuant to fair market value adjustments for the underlying shares in the Restricted Stock Plan and $6.0 million was recognized as expense during the nine months ended September 30, 1999. This plan is accounted for as a variable plan.


9.  MERGERS

    On June 23, 1999, VoiceStream announced Board approval of a definitive merger agreement with Omnipoint. Pursuant to the agreement, VoiceStream will exchange 0.825 shares of VoiceStream common stock plus $8.00 in cash for every share of Omnipoint common stock. There will be a cash or share election option available to shareholders of Omnipoint subject to proration. This merger is subject to shareholder approval of both companies, as well as federal, state, and other regulatory approvals, including those of the FCC and the Department of Justice ("DOJ"). Major shareholders have agreed irrevocably to vote for the merger. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999. The merger is expected to be completed no later than the first quarter of 2000.

    In connection with the Omnipoint merger agreement, the majority of which is contingent upon closure of such, Hutchison USA will make an investment of approximately $957 million into the combined company for common and convertible preferred securities. $102.5 million of this investment was invested directly in Omnipoint preferred stock subsequent to finalizing the merger agreement. In addition, another $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807 million will be invested into the combined company upon the closing of the merger. Additionally, Sonera, Ltd, ("Sonera") a Finnish telecommunications company, who holds an investment in Aerial Operating Company ("AOC"), a subsidiary of Aerial, has agreed to invest $500 million in VoiceStream at the closing of the Omnipoint merger, purchasing shares at $57 per VoiceStream share.

    On September 20, 1999, VoiceStream announced Board approval of a merger agreement with Aerial. Under the terms of the agreement, VoiceStream will exchange 0.455 shares of VoiceStream common stock for each share of Aerial Series A Common Shares. Aerial public shareholders have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. Telephone and Data Systems, ("TDS"), a major shareholder of Aerial, and major shareholders of VoiceStream, including Hutchison USA, have agreed irrevocably to vote in favor of the merger. The merger is subject to shareholder approval of both companies as well as federal, state, and other regulatory approvals including those of the FCC and the DOJ. The merger is expected to be completed during the first quarter of 2000.

    In connection with the Aerial merger agreement, TDS will replace $420 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera will invest an additional $230 million in Aerial equity, also at $22 per Aerial share. Immediately prior to the merger, Sonera will convert its interest in AOC into Aerial common stock.

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

        The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with VoiceStream's consolidated financial statements and notes thereto and other financial information included herein and in VoiceStream's Form 10/A (Commission File No. 000-25441). Due to the phase of the business cycle of VoiceStream's PCS operations, VoiceStream's operating results for prior periods may not be indicative of future performance.


        OVERVIEW

        VoiceStream provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses. VoiceStream has commenced commercial operations in eleven markets under the VoiceStream brand name using the Global System for Mobile Communications ("GSM") technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

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

        On June 23, 1999, VoiceStream announced that it had obtained approval from its Board of Directors for a merger with Omnipoint Corporation ("Omnipoint"); see Liquidity and Capital Resources section. Omnipoint provides PCS services in urban markets primarily in the Eastern United States.

        On September 20, 1999, VoiceStream announced that its Board of Directors had approved a merger with Aerial Communications, Inc. ("Aerial"); see Liquidity and Capital Resources section. Aerial provides PCS services in urban markets including Columbus, Ohio, Houston, Texas, Kansas City, Missouri, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL.

        VoiceStream did not commence operations in any of its markets until February 1996. From that date through the end of 1996, VoiceStream launched service in six markets: Honolulu, Portland, Salt Lake City, Albuquerque, Oklahoma City and Des Moines. In 1997, VoiceStream launched service in El Paso, Boise and Denver. In 1998, VoiceStream launched service in Phoenix/Tucson, and in February of 1999, launched service in Seattle. Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses was related to start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $1.0 million and $1.8 million of start-up costs were incurred during the three months ended September 30, 1999 and 1998, respectively, and $2.2 million and $3.5 million of start-up costs were incurred during the nine months ended September 30, 1999 and 1998, respectively.


        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
        SEPTEMBER 30, 1999 AND 1998

        VoiceStream had 675,700 subscribers at September 30, 1999, representing an increase of 122,500 or 22.1% from June 30, 1999, and a 109.6% increase from December 31, 1998. At September 30, 1998, VoiceStream had 264,800 subscribers, representing an increase of 52,200 or 24.6% from June 30, 1998, and a 105.9% increase from December 31, 1997.

        The following table sets forth certain financial data as it relates to the VoiceStream's operations:

(Dollars in thousands)                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------     ----------------------------------
                                                             %                                    %
                                               1999       CHANGE      1998          1999       CHANGE        1998
                                           ----------    --------   --------     ---------    --------   ----------
Revenues:
     Subscriber revenues                    $ 107,238     222.1%   $  33,291     $ 245,209      198.0%   $  82,274
     Roamer revenues                            2,645     138.3%       1,110         6,205      153.7%       2,446
     Equipment revenues                        18,203      54.5%      11,785        48,554       74.3%      27,857
                                            ---------              ---------     ---------               ---------
         Total revenues                       128,086                 46,186       299,968                 112,577

Operating expenses:
     Cost of service                           24,906     102.7%      12,290        62,375       78.1%      35,013
     Cost of equipment sales                   32,996      54.5%      21,350        93,904       77.6%      52,883
     General and administrative                35,542      98.3%      17,925        83,938       49.4%      56,185
     Sales and marketing                       48,883     118.4%      22,383       134,689      146.0%      54,744
     Depreciation and amortization             40,866      93.8%      21,083        96,280       57.2%      61,242
     Stock based compensation                   6,632      N.M.                     53,935       N.M.
                                            ---------              ---------     ---------               ---------
        Total operating expenses              189,825                 95,031       525,121                 260,067

Other income (expense)                        (31,295)    148.0%     (12,618)      (77,884)     122.1%     (35,068)
                                            ---------               ---------     ---------              ---------

Net Loss                                    $ (93,034)     51.4%   $ (61,463)    $(303,037)      66.0%   $(182,558)
                                            =========              =========     =========               =========

EBITDA (before non-cash charges)            $ (14,241)   (48.7)%   $ (27,762)    $ (74,938)    (13.1)%   $ (86,248)
                                            =========              =========     =========               =========

Cash flows provided by (used in):
     Operating activities                   $ (41,654)    157.6%   $ (16,169)    $(107,874)      31.7%   $ (81,925)
                                            =========              =========     =========               =========

     Investing activities                   $(136,299)    102.3%   $ (67,366)    $(440,326)     243.2%   $(128,282)
                                            =========              =========     =========               =========
     Financing activities                   $ 146,693     142.9%   $  60,504     $ 589,009      176.7%   $ 212,891
                                            =========              =========     =========               =========


        REVENUES

        The increase in service revenues is due to the increase in the number of subscribers and an increase in the average monthly subscriber revenue per average subscriber, or ARPU. The increase in subscribers is due to the relative maturity of the nine markets operating in the third quarter of 1999, which were also operating in the first nine months of 1998, and the addition of two more operating markets for the first nine months of 1999, and VoiceStream's "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998. ARPU was $58.18 and $46.49 for the three months ended September 30, 1999 and 1998, respectively, and $54.59 and $46.47 for the nine months ended September 30, 1999 and 1998, respectively. The increase in ARPU is primarily due to an increase in the average minutes of use per subscriber and existing subscribers migrating to and new subscribers adding on to our higher priced rate plans. Included in subscriber revenues are prepaid revenues of $0.4 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 1999 and 1998, respectively.

        Roamer revenues are a result of VoiceStream's continuing effort to procure domestic and international roaming agreements with other carriers. VoiceStream expects roamer revenues to continue to increase throughout 1999 due to increased wireless subscribers and VoiceStream's expanded coverage.

        Equipment revenues increased as a result of more handsets sold. The increase in handsets sold is due to the number of operational markets during each period and the relative maturity of VoiceStream's operations in these markets. Offsetting this increase is a decrease in the average handset selling price, which is the result of lower handset costs and the competitive environment. VoiceStream anticipates continued growth in equipment sales as a result of increases in subscriber additions and the commencement of commercial operations in other markets.

        OPERATING EXPENSES

        Cost of service expenses represent expenses incurred only by operational markets. The increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network. Cost of service as a percentage of service revenues declined to 22.7% from 35.7% in the three months ended September 30, 1999 and 1998, respectively, and to 24.8% from 41.3% in the nine months ended September 30, 1999 and 1998, respectively, due to efficiencies gained from the growing subscriber base. While cost of service expenses are expected to continue to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

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

        The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. General and administrative costs per average subscriber were $19.28 and $25.03 for the three months ended September 30, 1999 and 1998, respectively, and $18.69 and $31.74 for the nine months ended September 30, 1999 and 1998, respectively. This decrease is largely the result of efficiencies gained from a larger subscriber base. While general and administrative expenses are expected to continue to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the costs per average subscriber to decline as greater economies of scale are realized; however, we expect it will decline at a lower rate.

        Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote VoiceStream's brand name in a greater number of markets. Sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $520 from $612 for the three months ended September 30, 1999 and 1998, respectively, and to $510 from $586 for the nine months ended September 30, 1999 and 1998, respectively. This decrease is largely the result of cost efficiencies from a larger subscriber base.

        The increase in depreciation and amortization expense is attributable to the continued expansion of VoiceStream's wireless systems. Federal Communications Commission ("FCC") licenses are not amortized until the related market is operational. These expenses will increase as new markets become operational.

        A non-cash charge for stock based compensation of $6.6 million and $53.9 million was recognized during the three months and nine months ended September 30, 1999, respectively, largely as a result of a restructuring of stock options in connection with the Spin-off. The remaining $24.5 million of deferred compensation as of September 30, 1999, will be recognized as expense over the future periods the remaining unvested options vest.


        OTHER INCOME (EXPENSE)

        Interest and financing expense increased to $26.9 million from $7.5 million for the three months ended September 30, 1999 and 1998, respectively, and to $58.8 from $25.0 for the nine months ended September 30, 1999 and 1998, respectively, due to the increase in long-term debt. Long-term debt was incurred primarily to fund VoiceStream's capital expenditures associated with the build-out of VoiceStream's systems. Interest expense will continue to increase in 1999 as a result of increased borrowings VoiceStream has incurred, and will continue to incur, to fund this expansion. The weighted average interest rate, before the effect of capitalized interest, was 10.6% and 9.5% for the three months ended September 30, 1999 and 1998, respectively, and 9.7% and 8.7% for the nine months ended September 30, 1999 and 1998, respectively.

        Also included in other income (expense) is loss in unconsolidated affiliates of $12.4 million and $7.1 million for the three months ended September 30, 1999 and September 30, 1998, respectively, and $34.1 million and $16.5 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The increase in losses for these periods is due to an increase in costs associated with the launch of operations in the Spokane market for its Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS") investment in the first quarter of 1999.

        NET LOSS

        The increase in net loss is primarily attributable to the increase in marketing costs associated with the launch of operations in the Seattle market in the first quarter of 1999, offset by increased revenues and operating efficiencies gained from the growing subscriber base. Additionally, VoiceStream's portion of the loss in its unconsolidated affiliates is greater due to an increase in costs associated with the launch of operations in the Spokane market for its Cook Inlet PCS investment in the first quarter of 1999. VoiceStream expects net loss to improve in 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this trend. Additionally, the non-cash charge related to the restructuring of stock options in connection with the Spin-off increased the net loss for the first nine months of 1999 by $53.9 million and will have a continued negative impact as the remaining unvested options vest and the related expense is recognized.


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

        EBITDA for VoiceStream improved to negative $14.2 million from negative $27.8 million for the three months ended September 30, 1999 and September 30, 1998, respectively, and to negative $74.9 million from negative $86.2 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. This improvement is primarily due to the increased revenues and efficiencies gained as a result of the increased subscriber base. VoiceStream expects EBITDA to improve during the remainder of 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this improvement.


        LIQUIDITY AND CAPITAL RESOURCES

        Financing and Merger Activities

        VoiceStream, through a wholly-owned subsidiary, has a credit facility with a consortium of lenders (the "Credit Facility") consisting of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively, the "Revolver") and a term loan for $250 million (the "Term Loan"). As of September 30, 1999, $765 million was outstanding under the Credit Facility. The amount which VoiceStream can borrow under the Credit Facility is reduced beginning in 2001, the same year in which repayment of the Credit Facility begins. Debt under the Credit Facility matures on December 31, 2006, for the revolver and the delayed draw term loan, and June 30, 2007, for the other $250 million term loan. The borrowings under the Credit Facility bear interest at variable rates. Substantially all the assets of VoiceStream, other than certain licenses acquired in the FCC's D and E Block auctions, the Cook Inlet PCS and Cook Inlet/VoiceStream PCS LLC ("CIVS") investment interests and certain other assets and investments, are pledged as security for such debt. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. As of October 1, 1999, the amount available to borrow under the Credit Facility, which is restricted by certain financial covenants, was $235 million.

        In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% Senior Debentures (the "Senior Debentures").

        In November, 1999, VoiceStream, through a private offering circular, offered a combination of 10 3/8% Senior Notes and 11 7/8% Senior Discount Notes for aggregate net proceeds of approximately $1.46 billion. VoiceStream used $400 million of the proceeds from the Senior Notes to repay the Senior Debentures and an additional $125 million to repay outstanding borrowings under the revolver portion of the Credit Facility.

        The Senior Notes were issued at $1.1 billion principle and gross proceeds and the Senior Discount Notes were issued at a discount for $403.6 million gross proceeds, which will accrete over five years to its full principle value of $720 million. The Senior Notes and the Senior Discount Notes mature on November 15, 2009, and are redeemable after five years at VoiceStream's option, in whole or in part, at varying redemption prices. Interest on the Senior Notes will accrue at the rate of 10 3/8% per annum and will be payable semiannually beginning May 15, 2000. Interest on the Senior Discount Notes will accrue at a rate of 11 7/8% per annum and will be payable semiannually commencing on May 15, 2005.

        On June 23, 1999, VoiceStream announced Board approval of a definitive merger agreement with Omnipoint. Pursuant to the agreement, VoiceStream will exchange 0.825 shares of VoiceStream common stock plus $8.00 in cash for every share of Omnipoint common stock. There will be a cash or share election option available to shareholders of Omnipoint subject to proration. This merger is subject to shareholder approval of both companies as well as federal, state, and other regulatory approvals including those of the FCC and the Department of Justice ("DOJ"). Major shareholders have agreed irrevocably to vote for the merger. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999. The merger is expected to be completed no later than the first quarter of 2000.

        In connection with the Omnipoint merger agreement, the majority of which is contingent upon closure of such, Hutchison Telecommunications PCS (USA) Limited ("Hutchison USA") will make an investment of approximately $957 million into the combined company for common and convertible preferred securities. $102.5 million of this investment was invested directly in Omnipoint preferred stock subsequent to finalizing the merger agreement. In addition, another $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807 million will be invested into the combined company upon the closing of the merger. Additionally, Sonera, Ltd, ("Sonera") a Finnish telecommunications company, who holds an investment in Aerial Operating Company ("AOC"), a subsidiary of Aerial, has agreed to invest $500 million in VoiceStream at the closing of the Omnipoint merger, purchasing shares at $57 per VoiceStream share.

        On September 20, 1999, VoiceStream announced Board approval of a merger agreement with Aerial. Under the terms of the agreement, VoiceStream will exchange 0.455 shares of VoiceStream common stock for each share of Aerial Series A Common Shares. Aerial public shareholders have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. Telephone and Data Systems, ("TDS"), a major shareholder of Aerial, and major shareholders of VoiceStream, including Hutchison USA, have agreed irrevocably to vote in favor of the merger. The merger is subject to shareholder approval of both companies as well as federal, state, and other regulatory approvals including those of the FCC and the DOJ. The merger is expected to be completed during the first quarter of 2000.

        In connection with the Aerial merger agreement, TDS will replace $420 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera will invest an additional $230 million in Aerial equity, also at $22 per Aerial share. Immediately prior to the merger, Sonera will convert its interest in AOC into Aerial common stock.

        Upon completion of the Omnipoint and Aerial reorganizations, VoiceStream expects to receive or have available an aggregate of $6.2 billion in new funding from the following sources: $3.0 billion under a New Credit Facility, ("New Credit Facility") for which VoiceStream has received commitments from a group of lenders and will become available upon the closing of the Omnipoint merger; $1.7 billion of new equity from Hutchison USA and Sonera, as described above, and $1.46 billion of net proceeds from the Senior Notes and Senior Discount Notes offered by VoiceStream in November 1999. While the lenders of the New Credit Facility have provided commitments to lend the entire $3.0 billion based upon an agreed upon term sheet, such commitments are subject to customary conditions, including, but not limited to, negotiation and execution of definitive documentation for the New Credit Facility, satisfactory completion of due diligence, and no materially adverse changes. There can be no assurance that such conditions will be met and that the New Credit Facility will become available to VoiceStream on these or any other terms. The New
Credit Facility will consist of a $1.5 billion revolver that will be available for a specified period and $1.5 billion of term loans that will be drawn at closing. The New Credit Facility is expected to have a term of eight to nine years with partial payments beginning after the third year. The proceeds from the New Credit Facility, along with the proceeds from the Senior Notes, and the investments from Hutchison and Sonera, will be used to repay some or all of the outstanding debt of VoiceStream, Omnipoint and Aerial. The balance of the proceeds will be used to fund planned construction of PCS networks, to launch operations and new markets, to fund operational requirements of the joint ventures in which VoiceStream holds interests, and to provide working capital and fund anticipated operating losses.

        In the ordinary course of business, VoiceStream continues to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with the borrowings under the New Credit Facility or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to VoiceStream on acceptable or favorable terms.

        Investments and Capital Expenditures

        For the remainder of 1999, VoiceStream anticipates spending approximately $80 million for capacity and expansion of operating markets and $50 million for the development and expansion of new markets (amounts include anticipated spending by both VoiceStream and Cook Inlet PCS). VoiceStream will use cash on hand, proceeds from the Senior Notes and amounts available for borrowing under the Credit Facility for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of operations, including the build-out of markets, provide for working capital and service debt. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from its existing capital resources, VoiceStream may be required to curtail its service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures VoiceStream expects to make in 1999, VoiceStream has noncancellable lease agreements for various facilities, including cell-site locations, of approximately $8.6 million for the remainder of 1999. The sources of funding for such expenditures will come from the same sources as discussed above.

        A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on C and F Block licenses. No principal payments on these licenses are due in 1999. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, VoiceStream has funded the operations of Cook Inlet PCS through the issuance of promissory notes. VoiceStream does not have any further commitments to fund Cook Inlet PCS. At September 30, 1999, VoiceStream had advanced funds totaling $103.4 million to Cook Inlet PCS under such promissory notes.

        In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, CIVS (49.9% of which is owned by VoiceStream), to participate in the FCC reauction of C and F Block licenses in 1999. VoiceStream contributed a total of $23.4 million during the nine months ended September 30, 1999, to the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses, including both the Dallas and Chicago Basic Trading Areas ("BTAs"), for an aggregate amount of $192.3 million. These licenses were granted by the FCC in October 1999, and VoiceStream contributed a total of $100.4 million to CIVS, representing a capital contribution of $59.2 million and an advance to the partnership of $41.2 million. The Cook Inlet partners contributed $48.8 million to CIVS for the remainder due.

        CIVS has reached an agreement in principle with an infrastructure equipment vendor whereby such vendor would provide CIVS with up to $825 million in a combination of senior credit and subordinated facilities, and VoiceStream would agree to acquire certain equipment, software and services from the vendor. The agreement contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for BTAs acquired by CIVS, with up to $825 million in the aggregate being available. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.

        Cash Flow Information

        After the Spin-off, the net operating loss ("NOL") carryforwards resulting from VoiceStream's cumulative tax losses were transferred from Western Wireless to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream paid Western Wireless $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a subsidiary of Western Wireless.

        Net cash used in operating activities was $107.9 million for the nine months ended September 30, 1999. Adjustments to the $303.0 million net loss to reconcile to net cash used in operating activities included $96.3 million of depreciation and amortization, $34.1 million for equity in the net loss of unconsolidated subsidiaries, and $53.9 million for stock based compensation as a result of stock options granted to employees at the time of the Spin-off. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $51.2 million in accounts receivable due to the increase in sales; and (ii) an increase of $53.3 million in accrued liabilities due to the increase in accrued interest on long-term debt and commissions due to the increase in sales. Net cash used in operating activities was $81.9 million through the third quarter 1998.

        Net cash used in investing activities was $440.3 million for the nine months ended September 30, 1999. Investing activities consisted primarily of:
(i) purchases of property and equipment of $245.0 million, largely related to the build-out and expansion of the wireless network; and (ii) investments in and advances to unconsolidated affiliates of $178.4 million, primarily attributable to the purchase of Omnipoint preferred stock and advances to Cook Inlet PCS for working capital and purchases of property and equipment. Net cash used in investing activities was $128.3 million through the third quarter 1998.

        Net cash provided by financing activities was $589.0 million for the nine months ended September 30, 1999. Financing activities consisted primarily of: (i) net borrowings on long-term debt of $895.0 million; (ii) repayments of long-term debt of $270.0 million; (iii) net deferred financing cost of $12.5 million; and (iv) return of capital to Western Wireless for NOLs of $20 million. Net cash provided by financing activities was $212.9 million through the third quarter 1998.


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

        VoiceStream has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems,
(2) research, including obtaining information from third parties to determine whether they have accurately assessed the problem and taken corrective action,
(3) implementation of and testing remediation efforts, and (4) development of contingency plans. VoiceStream has completed the first two phases of its plan and has substantially completed phases three and four. Upgrades, patches and other remediation adjustments for all systems have been completed, except for wireless switches, which are expected to be complete by November 30, 1999, when planned upgrades to increase capacity have been finalized. Development of contingency plans in phase four is underway for major, critical business processes. Specifically, VoiceStream is focusing on 1) customer activations and additions to existing customers, 2) customer calls and customer service at the call centers, 3) billing and 4) application of customer payments. VoiceStream is also developing communication and contingency plans for employee and facility issues, corporate headquarters, sales offices, call centers, and engineering offices. Additional areas under consideration include payroll processing and the distribution center operations. These plans are scheduled to be complete on November 30, 1999. VoiceStream expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of the systems for the year 2000. Although management believes its critical systems will be year 2000 compliant, VoiceStream cannot assure that the remediation of its critical systems will be complete by the year 2000.

        VoiceStream has incurred incremental capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which may have been accelerated to facilitate year 2000 compliance and has not had a material impact on VoiceStream's financial position or results of operations. VoiceStream does not expect costs associated with the remainder of the year 2000 testing and remediation efforts to be significant. This expectation assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products.

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

               There are no material, pending legal proceedings to which VoiceStream or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have material adverse effect on VoiceStream.


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) 10.48 Second Amendment to Loan Agreement by and among Western PCS Holding Corporation, TD Securities (USA) Inc., Nationsbanc Montgomery Securities LLC, Barclays Capital, J.P. Morgan Securities Inc., Chase Securities Inc., and Toronto Dominion (Texas), Inc., dated April 26, 1999.


               27.1  Financial Data Schedule


        (b) Reports on Form 8-K

               A Form 8-K was filed on October 18, 1999 announcing VoiceStream's intention to merge with Aerial Communications, Inc.

               A Form 8-K was filed on October 26, 1999 reporting VoiceStream Wireless Corporation's financial and operating results for the third quarter ended September 30, 1999.

               A Form 8-K was filed on November 9, 1999 announcing VoiceStream's $1.5 billion, net proceeds of private senior debt financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VoiceStream Wireless Corporation

By s:\Cregg Baumbaugh                       By s:\Patricia L. Miller
      -------------------                         -------------------
Cregg Baumbaugh                             Patricia L. Miller
Executive V.P. - Finance/                   Controller (Principal
Corporate Development                       Accounting Officer)
(Principal Financial
Officer)


                            Dated: November 12, 1999