Form 10-Q/A
period 1999-09-30
VOICESTREAM WIRELESS CORP
filed 2000-01-18
CIK 1080357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A



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

                        COMMISSION FILE NUMBER 000-25441

                        VOICESTREAM WIRELESS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                     91-1956183
--------------------------------------          --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       3650 131ST AVENUE S.E.,
        BELLEVUE, WASHINGTON                               98006
--------------------------------------          --------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                   Title              Shares Outstanding as of January 12, 2000
-------------------------------------------------------------------------------
       Common Stock, no par value                   96,348,127


                        VOICESTREAM WIRELESS CORPORATION

                                  FORM 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          as of September 30, 1999, and December 31, 1998...........................................3

          Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30, 1999, and September 30, 1998............4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999, and September 30, 1998......................5

          Notes to Consolidated Financial Statements................................................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................13


PART II - OTHER INFORMATION........................................................................21

ITEM 1.   LEGAL PROCEEDINGS........................................................................21

ITEM 2.   CHANGES IN SECURITIES....................................................................21

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................................21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................21

ITEM 5.   OTHER INFORMATION........................................................................21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................................21


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

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   MERGERS - (CONTINUED):

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

        The following table sets forth certain financial data as it relates to the VoiceStream's operations:


(Dollars in thousands)                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------     ----------------------------------
                                                             %                                    %
                                               1999       CHANGE      1998          1999       CHANGE        1998
                                           ----------    --------   --------     ---------    --------   ----------
Revenues:
     Subscriber revenues                    $ 107,238     222.1%   $  33,291     $ 245,209      198.0%   $  82,274
     Roamer revenues                            2,645     138.3%       1,110         6,205      153.7%       2,446
     Equipment revenues                        18,203      54.5%      11,785        48,554       74.3%      27,857
                                            ---------              ---------     ---------               ---------
         Total revenues                       128,086                 46,186       299,968                 112,577

Operating expenses:
     Cost of service                           24,906     102.7%      12,290        62,375       78.1%      35,013
     Cost of equipment sales                   32,996      54.5%      21,350        93,904       77.6%      52,883
     General and administrative                35,542      98.3%      17,925        83,938       49.4%      56,185
     Sales and marketing                       48,883     118.4%      22,383       134,689      146.0%      54,744
     Depreciation and amortization             40,866      93.8%      21,083        96,280       57.2%      61,242
     Stock based compensation                   6,632      N.M.                     53,935       N.M.
                                            ---------              ---------     ---------               ---------
        Total operating expenses              189,825                 95,031       525,121                 260,067

Other income (expense)                        (31,295)    148.0%     (12,618)      (77,884)     122.1%     (35,068)
                                            ---------               ---------     ---------              ---------

Net Loss                                    $ (93,034)     51.4%   $ (61,463)    $(303,037)      66.0%   $(182,558)
                                            =========              =========     =========               =========

Adjusted EBITDA                             $ (14,241)   (48.7)%   $ (27,762)    $ (74,938)    (13.1)%   $ (86,248)
                                            =========              =========     =========               =========

Cash flows provided by (used in):
     Operating activities                   $ (41,654)    157.6%   $ (16,169)    $(107,874)      31.7%   $ (81,925)
                                            =========              =========     =========               =========

     Investing activities                   $(136,299)    102.3%   $ (67,366)    $(440,326)     243.2%   $(128,282)
                                            =========              =========     =========               =========
     Financing activities                   $ 146,693     142.9%   $  60,504     $ 589,009      176.7%   $ 212,891
                                            =========              =========     =========               =========



        REVENUES

        The increase in service revenues is due to the increase in the number of subscribers and an increase in the average monthly subscriber revenue per average subscriber, or ARPU. The increase in subscribers is due to the relative maturity of the nine markets operating in the third quarter of 1999, which were also operating in the first nine months of 1998, and the addition of two more operating markets for the first nine months of 1999, and VoiceStream's "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998. ARPU was $58.18 and $46.49 for the three months ended September 30, 1999 and 1998, respectively, and $54.59 and $46.47 for the nine months ended September 30, 1999 and 1998, respectively. The increase in ARPU is primarily due to an increase in the average minutes of use per subscriber and existing subscribers migrating to and new subscribers adding on to our higher priced rate plans. VoiceStream intends to continue the "Get More" advertising campaign which management expects to continue to have a positive effect on subscriber growth. Included in subscriber revenues are prepaid revenues of $0.4 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 1999 and 1998, respectively.

        Roamer revenues are a result of VoiceStream's continuing effort to procure domestic and international roaming agreements with other carriers. VoiceStream expects roamer revenues to continue to increase throughout 1999 due to increased wireless subscribers and VoiceStream's expanded coverage. Both Omnipoint and Aerial include roamer revenues as a component of service revenue. Upon completion of the reorganizations, VoiceStream expects to disclose roamer revenues separately and expects roamer revenue of the combined organizations to continue to increase throughout 2000 due to increased wireless subscribers and expanded coverage including the addition of the New York operating market.

        VoiceStream, Omnipoint and Aerial have a selection of rate plans available to customers. Upon completion of the reorganizations and the implementation of VoiceStream's operating practices, VoiceStream expects to implement an overall marketing program, including rate plans, comparable to that in existing VoiceStream operations. Service revenues are expected to continue to increase as the base of customers becomes larger. However, the market response of VoiceStream's "Get More" advertising campaign may not be as successful in Omnipoint and Aerial operating markets as it has been in VoiceStream operating markets. As a result, service revenues may not grow as rapidly as the customer base.



        Equipment revenues increased as a result of more handsets sold. The increase in handsets sold is due to the number of operational markets during each period and the relative maturity of VoiceStream's operations in these markets. Offsetting this increase is a decrease in the average handset selling price, which is the result of lower handset costs and the competitive environment. The decrease in the average handset selling price is offset by the decrease in the average cost of handsets sold, therefore the gross margin remains constant and is expected to continue to be so during the remainder of 1999. VoiceStream anticipates continued growth in equipment sales as a result of increases in subscriber additions and the commencement of commercial operations in other markets.


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


        Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets sold. The decrease in the average cost of handsets sold is offset by the decrease in the average handset selling price, therefore the gross margin remains constant. VoiceStream expects this trend to continue during the remainder of 1999. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.


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


        OTHER INCOME (EXPENSE)


        Interest and financing expense increased to $26.9 million from $7.5 million for the three months ended September 30, 1999 and 1998, respectively, and to $58.8 million from $25.0 million for the nine months ended September 30, 1999 and 1998, respectively, due to the increase in long-term debt. Long-term debt was incurred primarily to fund VoiceStream's capital expenditures associated with the build-out of VoiceStream's systems. Interest expense will continue to increase in 1999 as a result of increased borrowings VoiceStream has incurred, and will continue to incur, to fund this expansion. The weighted average interest rate, before the effect of capitalized interest, was 10.6% and 9.5% for the three months ended September 30, 1999 and 1998, respectively, and 9.7% and 8.7% for the nine months ended September 30, 1999 and 1998, respectively.


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


        ADJUSTED EBITDA

        Adjusted EBITDA represents operating loss before stock based compensation, depreciation and amortization. Management believes Adjusted EBITDA provides meaningful additional information on VoiceStream's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund VoiceStream's continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, VoiceStream's presentation may not be comparable to other similarly titled measures of other companies.

        Adjusted EBITDA for VoiceStream improved to negative $14.2 million from negative $27.8 million for the three months ended September 30, 1999 and September 30, 1998, respectively, and to negative $74.9 million from negative $86.2 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. This improvement is primarily due to the increased revenues and efficiencies gained as a result of the increased subscriber base. VoiceStream expects Adjusted EBITDA to improve during the remainder of 1999 for its operational markets; however, the commencement of operations in new markets will slow and could reverse this improvement.


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


        Certain long-term debt agreements of Omnipoint contain provisions which require Omnipoint to offer repayment of outstanding amounts when a change of control occurs. Under certain agreements, Omnipoint is required to offer to repay to the lenders amounts outstanding. Additionally, the holders of the debt issued under certain of these agreements are entitled to a prepayment premium. It is expected that the lenders will not exercise the offer for Omnipoint to repay amounts outstanding however, there can be no assurance that the lenders' options will not be exercised. In the unlikely event that the lenders do exercise the offer of repayment, VoiceStream would utilize the funds available from the New Credit Facility.


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

        Upon completion of the Omnipoint and Aerial reorganizations, VoiceStream expects a significant increase in future interest expense and depreciation and amortization expense. Interest expense is expected to increase due to new funding obtained from the acquisition of Omnipoint and Aerial's existing debt and/or the refinancing of such, the addition of VoiceStream's $1.5 billion in Senior Notes and Senior Discount Notes issued during November 1999, and any outstandings under the New Credit Facility. Certain existing debt of approximately $3.2 billion is expected to be refinanced with this new funding, therefore VoiceStream's total long-term debt is expected to increase by approximately $3.1 billon upon completion of the reorganizations. This increase in long-term debt is expected to result in an interest expense increase of approximately $250 million to $350 million during 2000. However, future interest rates may be more or less favorable which would result in a significant change in these estimates, and there can be no assurance that the refinancing of existing debt will occur and additional debt may be incurred to fund future operations. Depreciation and amortization expense is expected to increase due to the depreciation of fixed assets and the amortization of intangible assets acquired in the Omnipoint and Aerial reorganizations. Intangible assets acquired are expected to increase by approximately $8 billion which would result in an increase in amortization expense of approximately $400 million annually. However, the value of intangible assets acquired are subject to change in the total purchase price which will change due to fluctuations in VoiceStream's stock price between now and the closing of the Aerial reorganization. Each
$10 change in the current market price of VoiceStream's common stock, results in a change in intangible assets of approximately $520 million, and a resulting change in annual amortization of intangible assets of approximately $26 million. These increases in expenses are expected to significantly impact the results of future operations. Merger related transaction costs are not expected to significantly impact future operations.

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


                        VoiceStream Wireless Corporation

By /s/ Cregg Baumbaugh                       By /s/ Patricia L. Miller
   ----------------------                       ----------------------
Cregg Baumbaugh                             Patricia L. Miller
Executive V.P. - Finance/                   Controller (Principal
Corporate Development                       Accounting Officer)
(Principal Financial
Officer)



                           Dated: January 17, 2000